Form 10-Q
period 1996-07-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1996-09-12
CIK 1015663

FINANCIAL STATEMENTS
             (A Development Stage Company)


          BOULDER CAPITAL OPPORTUNITIES, INC.







              Quarter Ended July 31, 1996
           BOULDER CAPITAL OPPORTUNITIES, INC.
             (A Development Stage Company)


Index to
Unaudited Financial Statements



Unaudited Financial Statements                4
Unaudited Statement of Operations             6
Unaudited Statement of Cash Flows             8
Notes to Unaudited Financial Statements       10
          BOULDER CAPITAL OPPORTUNITIES, INC.
             (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED FINANCIAL STATEMENTS
            AS OF AND FOR THE QUARTER ENDED
                     JULY 31, 1996

                      (UNAUDITED)

                    _______________

The following financial statements include a balance sheet (unaudited) as of July 31, 1996, and a statement of operations (unaudited) for the quarter ended July 31, 1996, and for the period from inception (April 22, 1996) through July 31, 1996.

          BOULDER CAPITAL OPPORTUNITIES, INC.
             (A DEVELOPMENT STAGE COMPANY)
                 FINANCIAL STATEMENTS
            AS OF AND FOR THE QUARTER ENDED
                     JULY 31, 1996

                      (UNAUDITED)

                    _______________


                                      July 31, 1996
                                           ASSETS

CURRENT ASSETS
Cash and cash equivalents                2,002
Other current assets                         -
Subscriptions
 receivable                                  -

TOTAL CURRENT
  ASSETS                                 2,002

FURNITURE AND EQUIPMENT
 AT COST,
less accumulated depreciation                 0


NET                                      2,002

OTHER ASSETS
Other Assets                             1,687

TOTAL OTHER ASSETS                       1,687
TOTAL ASSETS                             3,689

                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                             0
Accrued liabilities                          0
Notes and advances to
 stockholders and
 related parties                             0
Notes payable                                0
Accrued interest                             0
TOTAL CURRENT
 LIABILITIES                                 0

STOCKHOLDERS' EQUITY (NOTES 1 & 2)

Preferred Stock, no par value,
10,000,000 shares authorized and
0 shares issued and outstanding              0


Common Stock, no par value,
100,000,000 shares authorized,
1,010,000 shares issued and
outstanding.                                 0

Additional Paid in capital               8,025

Deficit accumulated
 during the
 development stage                     (1,835)
TOTAL STOCKHOLDERS'
 EQUITY                                  3,689
TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                        3,689

/TABLE

                             BOULDER CAPITAL OPPORTUNITIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF OPERATIONS
                               AS OF AND FOR THE QUARTER ENDED
                                        JULY 31, 1996

                                         (UNAUDITED)

                                       _______________


                                                      Period from
                               Quarter                Inception
                               Ended                  (4/22/96)
                               7/31/96                thru 7/31/96

REVENUES                             0                      0
Operating Revenue                1,745                  1,745
TOTAL REVENUES                       0                      0

OPERATING COSTS
Legal and
 Professional                    1,745                  1,745
General and
 Administrative                     91                     91

TOTAL OPERATING
 COSTS                         (1,836)                (1,836)

LOSS FROM
 OPERATIONS                    (1,836)                (1,836)

OTHER INCOME
 (EXPENSE)
Interest expense, net                0                      0
Other Income                         -                      -
Other expense                        -                      -

NET LOSS                       (1,836)                (1,836)
NET LOSS PER SHARE
(NOTE 1)                             *                      *
WEIGHTED AVERAGE
 COMMON SHARE                1,010,000              1,010,000
/TABLE

                             BOULDER CAPITAL OPPORTUNITIES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF CASH FLOWS
                               AS OF AND FOR THE QUARTER ENDED
                                        JULY 31, 1996

                                         (UNAUDITED)

                                       _______________


                                                      Period from
                               Quarter                Inception
                               Ended                  (4/22/96)
                               7/31/96                thru 7/31/96)

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                       (1,835)                (4,337)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation                      89                     89
  Stock issued                       -                      -
Changes in assets
 and liabilities                     -                      -
Other current assets                 -                      -
Restricted cash                      -                      -
Accounts payable                     -                      -
Accrued liabilities                  -                      -
Accrued interest                     -                      -

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES                    (4,247)                (4,248)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment                       0                      0
Increase (decrease in
 notes payable)                      0                      0
Other Investments                    -                      -                      -

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING
 ACTIVITIES                          0                      0

CASH FLOWS FROM
 FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash                      0                  6,250
Proceeds from notes
 payable                             0                  6,250

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                          0                  6,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                   (4,247)                  2,002

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                          6,249                      0

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR                     2,002                  2,002

/TABLE

          BOULDER CAPITAL OPPORTUNITIES, INC.
             (A DEVELOPMENT STAGE COMPANY)
             NOTES TO FINANCIAL STATEMENTS
            AS OF AND FOR THE QUARTER ENDED
                     JULY 31, 1996

                      (UNAUDITED)
                    _______________



1.     ORGANIZATION AND BUSINESS

       The Company was incorporated on April 22,
       1996, in the State of Colorado, as Boulder
       Capital Opportunities, Inc. The Company is in the development stage and its intent is to operate a capital market access corporation and to acquire one or more existing businesses through merger or acquisition.

       -  The Company has had no significant
          business activity to date.

       -  The Company has not commenced any
          commercial operations.

       -  The Company has no full time employees
          and owns no real estate.

       - The Company has not yet selected a fiscal year end.

       - At the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. Preliminary conversations have been held with several firms regarding some form of business combination, but as of this date, no definitive agreement has been reached.

2.     NET LOSS PER SHARE OF COMMON
       STOCK/SHAREHOLDERS EQUITY

       Net income (loss) per share is based on
       weighted average number of shares of
       common stock outstanding.