Form 10QSB
period 1996-10-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1996-12-13
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                                        Washington,  D.C.  20549
                                               Form 10-QSB




(Mark One)
X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED OCTOBER 31, 1996.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM __________________TO _________________

Commission file number  ________


Boulder Capital Opportunities, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                              84-1341980
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)        Identification No.)

  4750 Table Mesa Drive, Boulder, CO 80302
 (Address of principal executive offices)  (Zip Code)

 (303) 442-1021
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (a) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. .     Yes..X.. No....

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.     Yes....
No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,010,000 shares as of October 31, 1996

Transitional Small Business Disclosure Format
(Check one):
Yes_____ No  X


Form 10-QSB

PART 1-FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

Financial statements for Boulder Capital Opportunities, Inc. as and for the quarter ending October 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

           (1).  OVERVIEW.
           The Company was originally incorporated on April 22, 1996, in the State of Colorado as Boulder Capital Opportunities, Inc. There are 1,010,000 shares outstanding after the issuance of 710,000 shares for services to 4 people. In addition, the Company sold 100,000 shares of stock to the Company's sole officer and director for $.0025 per share, and 200,000 shares to 5 investors at $.03 per share.

           The Company was formed as a blind pool or blank check company with the sole purpose of acquiring or merging with another company. In October, 1996, the Company's shareholders accepted an earnest money deposit related to a contract for sale of a controlling interest in the Company. The potential change in control would occur in conjunction with completion of a merger or acquisition transaction, but as of the date of this report, the merger or acquisition candidate had not been identified.

           (2). LIQUIDITY AND CAPITAL RESOURCES. As of October 31, 1996, the Company has total assets of $2,771.00. As of October 31, 1996, the Company had current assets of $1,174.00 which was all cash. Shareholder equity at the end of the second quarter ending October 31, 1996, was $2,771.00. The Company's total liabilities were $0.00 at the end of the second quarter ending October 1, 1996.

           There is currently no market for the Company's common stock and the Company does not anticipate there will be a market made until it finds a merger or acquisition candidate.

           (3).  RESULT OF OPERATIONS.
           The Company lost $917.00 in the quarter ending October 31, 1996. The Company was formed on April 22, 1996, and therefore there are no comparable results for the prior years' quarter. The Company has had a cumulative loss since its inception on April 22, 1996 of $5,254.00. These losses were less than $.01 per share for the current quarter and since inception. They were anticipated as part of the start-up costs associated with forming the Company.

           PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (c)  Exhibit 27 - Financial Data Schedule

           There have been no reports on Form 8-K for the quarter ending October 31, 1996.


Signatures:

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, INC.

_____________________________________
           (Registrant)

Date:  December 13, 1996

/s/ Robert Soehngen
______________________________________
Robert Soehngen, President, (Signature)

                                          FINANCIAL STATEMENTS
                                      (A Development Stage Company)


                                   BOULDER CAPITAL OPPORTUNITIES, INC.







                                     Quarter Ended October 31, 1996
                                   BOULDER CAPITAL OPPORTUNITIES, INC.
                                      (A Development Stage Company)


Index to
Unaudited Financial Statements



Unaudited Financial Statements
Unaudited Statement of Operations
Unaudited Statement of Cash Flows
Notes to Unaudited Financial Statements

                                  BOULDER CAPITAL OPPORTUNITIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                     UNAUDITED FINANCIAL STATEMENTS
                                     AS OF AND FOR THE QUARTER ENDED
                                            OCTOBER 31, 1996

                                               (UNAUDITED)

                                             _______________

The following financial statements include a balance sheet (unaudited) as of October 31, 1996, and a statement of operations (unaudited) for the quarter ended October 31, 1996, and for the period from inception (April 22, 1996) through October 31, 1996.

                                   BOULDER CAPITAL OPPORTUNITIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                          FINANCIAL STATEMENTS
                                     AS OF AND FOR THE QUARTER ENDED
                                            OCTOBER 31, 1996

                                               (UNAUDITED)





ASSETS

CURRENT ASSETS
Cash and cash
 equivalents                             1,174
Other current assets                         -
Subscriptions
 receivable                                  -

TOTAL CURRENT
  ASSETS                                 1,174

FURNITURE AND EQUIPMENT
 AT COST,
less accumulated
depreciation                                 0


NET                                      1,174

OTHER ASSETS
Other Assets                             1,597

TOTAL OTHER
 ASSETS                                  1,597
TOTAL ASSETS                             2,771


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Accounts payable                             0
Accrued liabilities                          0
Notes and advances to
 stockholders and
 related parties                             0
Notes payable                                0
Accrued interest                             0
TOTAL CURRENT
 LIABILITIES                                 0

STOCKHOLDERS' EQUITY (NOTES 1 & 2)

Preferred Stock, no par value,
10,000,000 shares authorized and
0 shares issued and
outstanding                                  0


Common Stock, no par value,
100,000,000 shares authorized,
1,010,000 shares issued and
outstanding.                             8,025

Additional Paid in
capital                                      0

Deficit accumulated
 during the
 development stage                     (5,254)

TOTAL STOCKHOLDERS'
 EQUITY                                  2,771

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)                        2,771

/TABLE

                                   BOULDER CAPITAL OPPORTUNITIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF OPERATIONS
                                     AS OF AND FOR THE QUARTER ENDED
                                            OCTOBER 31, 1996

                                               (UNAUDITED)

                                             _______________


                                              Period from
                                   Quarter    Inception
                                   Ended      (4/22/96)
                                   10/31/96    thru 10/31/96

REVENUES                            0               0
Operating Revenue                   0               0
TOTAL REVENUES                      0               0

OPERATING COSTS
Legal and
 Professional                     827           2,572
General and
 Administrative                    90           2,682

TOTAL OPERATING
 COSTS                            917           5,254
LOSS FROM
 OPERATIONS                     (917)         (5,254)

OTHER INCOME
 (EXPENSE)
Interest expense, net               0               0
Other Income                        -               -
Other expense                       -               -

NET LOSS                        (917)         (5,254)
NET LOSS PER SHARE
(NOTE 1)                            *               *
WEIGHTED AVERAGE
COMMON
SHARE                       1,010,000       1,010,000
/TABLE

                                   BOULDER CAPITAL OPPORTUNITIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF CASH FLOWS
                                     AS OF AND FOR THE QUARTER ENDED
                                            OCTOBER 31, 1996

                                               (UNAUDITED)

                                             _______________


                                                     Period from
                              Quarter                Inception
                                Ended                (4/22/96)
                             10/31/96                thru 10/31/96)

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                        (917)         (5,254)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation                     89             178
  Stock issued                      -               -
Changes in assets
 and liabilities                    -               -
Other current assets                -               -
Restricted cash                     -               -
Accounts payable                    -               -
Accrued liabilities                 -               -
Accrued interest                    -               -

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES                     (828)         (5,076)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment                      0               0
Increase (decrease in
 notes payable)                     0               0
Other Investments                   -               --

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING
 ACTIVITIES                         0               0

CASH FLOWS FROM
FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash                     0           6,250
Proceeds from notes
 payable                            0               0

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                         0           6,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                    (828)         (5,076)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                       (2,002)               0

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR                    1,174           1,174

/TABLE

                        BOULDER CAPITAL OPPORTUNITIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          AS OF AND FOR THE QUARTER ENDED
                                 OCTOBER 31, 1996

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

The Company has had no significant business activity to date.

The Company has not commenced any commercial operations.

The Company has no full time employees and owns no real estate.

For purposes of filing its periodical reports, the Company is currently using April 30 as its fiscal year end.
However, the Company has not yet selected a fiscal year end for tax accounting purposes, and as a result, it may elect to change the fiscal year it is using for financial reporting purposes.

At the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. In October, 1996, the Company's shareholders accepted an earnest money deposit related to a contract for sale of a controlling interest in the Company. The potential change in control would occur in conjunction with completion of a merger or acquisition transaction, but as of October 31, 1996, and as of the date of this report, the merger or acquisition candidate had not been identified.

2.  NET LOSS PER SHARE OF COMMON
STOCK/SHAREHOLDERS EQUITY

Net income (loss) per share is based on weighted average number of shares of common stock outstanding.