Form 10QSB
period 1997-01-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1997-03-17
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C.  20549
                                 Form 10-QSB




(Mark One)
X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED JANUARY 31, 1997.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM __________________TO _________________

Commission file number  0-28530


Boulder Capital Opportunities, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                              84-1341980
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes.... No..X..

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,010,000 shares as of January 31, 1997

Transitional Small Business Disclosure Format
(Check one):
Yes_____ No  X


Form 10-QSB

PART 1-FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

Financial statements for Boulder Capital Opportunities, Inc. as and for the period ending January 31, 1997.

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

        (2). LIQUIDITY AND CAPITAL RESOURCES. As of January 31, 1997, the Company has total assets of $2,682.00. As of January 31, 1997, the Company had current assets of $1,174.00 which was all cash. Shareholder equity at the end of the quarter ending January 31, 1997, was $530.00. The Company's total liabilities were $2152.00 at the end of the third quarter ending January 31, 1997.

        There is currently no market for the Company's common stock and the Company does not anticipate there will be a market made until it finds a merger or acquisition candidate.

        (3).  RESULT OF OPERATIONS.
        The Company lost $2241.00 in the quarter ending January 31, 1997. The Company was formed on April 22, 1996, and therefore there are no comparable results for the prior years' quarter. The Company has had a cumulative loss since its inception on April 22, 1996 of $7495.00. These losses were less than $.01 per share for the current quarter and since inception. They were anticipated as part of the start-up costs associated with forming the Company.

        PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (c)  Exhibit 27 - Financial Data Schedule

        There have been no reports on Form 8-K for the quarter ending January 31, 1997.


Signatures:

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, INC.
_____________________________________
        (Registrant)

Date:  March 17, 1997

/s/ Robert Soehngen
______________________________________
Robert Soehngen, President, (Signature)

                            FINANCIAL STATEMENTS
                        (A Development Stage Company)


                     BOULDER CAPITAL OPPORTUNITIES, INC.







                       Quarter Ended January 31, 1997

                      BOULDER CAPITAL OPPORTUNITIES, INC.
                        (A Development Stage Company)


Index to
Unaudited Financial Statements



Unaudited Financial Statements
Unaudited Statement of Operations
Unaudited Statement of Cash Flows
Notes to Unaudited Financial Statements

                    BOULDER CAPITAL OPPORTUNITIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED FINANCIAL STATEMENTS
                       AS OF AND FOR THE PERIOD ENDED
                              JANUARY 31, 1997

                                 (UNAUDITED)

                               _______________

The following financial statements include a balance sheet (unaudited) as of the quarter ended January 31, 1997, and a statement of operations (unaudited) for the period from inception (April 22, 1996) through January 31, 1997.
                     BOULDER CAPITAL OPPORTUNITIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                       AS OF AND FOR THE QUARTER ENDED
                              JANUARY 31, 1997

                                 (UNAUDITED)





ASSETS

CURRENT ASSETS
Cash and cash
 equivalents                 1,174
Other current assets             -
Subscriptions
 receivable                      -

TOTAL CURRENT
  ASSETS                     1,174

FURNITURE AND EQUIPMENT
 AT COST,
less accumulated
depreciation                     0


NET                          1,174

OTHER ASSETS
Other Assets                 1,508

TOTAL OTHER
 ASSETS                      1,508
TOTAL ASSETS                 2,682


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Accounts payable             2,152
Accrued liabilities              0
Notes and advances to
 stockholders and
 related parties                 0
Notes payable                    0
Accrued interest                 0
TOTAL CURRENT
 LIABILITIES                 2,152

STOCKHOLDERS' EQUITY (NOTES 1 & 2)

Preferred Stock, no par value,
10,000,000 shares authorized and
0 shares issued and
outstanding                      0


Common Stock, no par value,
100,000,000 shares authorized,
1,010,000 shares issued and
outstanding.                 8,025

Additional Paid in
capital                          0

Deficit accumulated
 during the
 development stage         (7,495)

TOTAL STOCKHOLDERS'
 EQUITY                        530

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)            2,682

/TABLE

                     BOULDER CAPITAL OPPORTUNITIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       AS OF AND FOR THE QUARTER ENDED
                     JANUARY 31, 1997 AND FOR THE PERIOD
                    FROM INCEPTION THRU JANUARY 31, 1997

                                 (UNAUDITED)

                               _______________


                              Period from
                        Quarter    Inception
                        Ended      (4/22/96)
                        1/31/97    thru 1/31/97

REVENUES                  0           0
Operating Revenue         0           0
TOTAL REVENUES            0           0

OPERATING COSTS
Legal and
 Professional         2,152       4,724
General and
 Administrative          89       2,771

TOTAL OPERATING
 COSTS                2,241       7,495
LOSS FROM
 OPERATIONS         (2,241)     (7,495)

OTHER INCOME
 (EXPENSE)
Interest expense, net     0           0
Other Income              -           -
Other expense             -           -

NET LOSS            (2,241)     (7,495)
NET LOSS PER SHARE
(NOTE 1)                  *           *
WEIGHTED AVERAGE
COMMON
SHARE             1,010,000   1,010,000
/TABLE

                     BOULDER CAPITAL OPPORTUNITIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                       AS OF AND FOR THE QUARTER ENDED
                     JANUARY 31, 1997 AND FOR THE PERIOD
                    FROM INCEPTION THRU JANUARY 31, 1997

                                 (UNAUDITED)

                               _______________


                                       Period from
                    Quarter            Inception
                      Ended            (4/22/96)
                    1/31/97            thru 1/31/97)

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss            (2,241)     (7,495)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation           89         267
  Stock issued            -           -
Changes in assets
 and liabilities          -           -
Other current assets      -           -
Restricted cash           -           -
Accounts payable          -           -
Accrued liabilities       -           -
Accrued interest          -           -

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES         (2,152)     (7,228)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment            0           0
Increase (decrease in
 notes payable)           0           0
Other Investments         -           --

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING
 ACTIVITIES               0           0

CASH FLOWS FROM
FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash           0       6,250
Proceeds from notes
 payable                  0           0

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES               0       6,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS        (2,152)     (7,228)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD             (1,174)           0

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR          1,174       1,174

/TABLE

             BOULDER CAPITAL OPPORTUNITIES, INC.
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS
               AS OF AND FOR THE QUARTER ENDED
                      JANUARY 31, 1997

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

At the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition. In October, 1996, the Company's shareholders accepted an earnest money deposit related to a contract for sale of a controlling interest in the Company. The potential change in control would occur in conjunction with completion of a merger or acquisition transaction, but as of January 31, 1997, and as of the date of this report, the merger or acquisition candidate had not been identified.

2.  NET LOSS PER SHARE OF COMMON
STOCK/SHAREHOLDERS EQUITY

Net income (loss) per share is based on weighted average number of shares of common stock outstanding.