Form 10-K
period 1997-04-30
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1997-08-08
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB

(Mark One)
 ..X...Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended April
30, 1997.

Commission File No:   0-28530

                   BOULDER CAPITAL OPPORTUNITIES, INC.
                 (Name of small business in its charter)

Colorado                                     84-1341980
(State or other jurisdiction                 (IRS Employer
of Incorporation)                            Identification No.)


4750 Table Mesa Drive
Boulder, Colorado                                          80303
(Address of Principal Office)                                Zip Code

Issuer's telephone number:    (303) 442-1021

Securities to be registered under Section 12(b) of the Act:

Title of each class           Name of Exchange on which registered

Not Applicable                        Not Applicable

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes ..X..   No .....

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ..X..

State issuer's revenue for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,010,000 as of July 23, 1997.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure
Format:
Yes ....  No  ..X..

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

        The Company was incorporated under the laws of the State of Colorado on April 22, 1996, and as of the date of this report on Form 10-KSB remains in the development stage. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

        At the present time the Company has not identified any busi-ness opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ (See "Investigation and Selection of Business Opportunities"). The
Company anticipates that the business opportunities presented to it will
(i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for in-vestment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

        Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

INVESTIGATION AND SELECTION OF BUSINESS
OPPORTUNITIES

        The analysis of business opportunities will be undertaken by or under the supervision of the Company's President. The Company anticipates that it will consider, among other things, the following factors in the analysis of business opportunities:

               (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

               (2) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

               (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ;

               (4) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

               (5) The extent to which the business opportunity can be advanced;

               (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

               (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

               (8) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

               (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

        No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

        The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business op-portunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization.
Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

ITEM 2.        DESCRIPTION OF PROPERTY.

        The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 4750 Table Mesa Drive, Boulder, Colorado 80303, which is the office address of its legal counsel. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 442-1021.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

        No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 1997.

                                 Part II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        There is currently no public trading market for the Company's securities. The securities are held of record by a total of approximately 10 persons.

        No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

        The Company's plan of operations for the next twelve months is to continue to carry out its plan of business discussed above. This includes seeking to complete a merger or acquisition transaction with a small or medium-sized enterprise which desires to become a public corporation. In selecting a potential merger or acquisition candidate, the Company will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the Company to qualify its shares for trading on NASDAQ or on an exchange.

        The types of business enterprises which it is believed might find a business combination with the Company to be attractive include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisi-tion candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        Although it has had preliminary discussions with several potential merger or acquisition candidates, the Company is unable to predict when it may participate in a business opportunity. It has not established any deadline for completion of a transaction, and antici-pates that the process could continue throughout the next twelve months.

        The Company's balance sheet for the fiscal year ended April
30, 1997, reflects current assets of $1,174 and current liabilities in the amount of $3,593. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

ITEM 7.        FINANCIAL STATEMENTS.

        See following pages.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

Years Ended April 30, 1997, 1996 and
For the Period from Inception (April 22, 1996) through
April 30, 1996

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Boulder Capital Opportunities, Inc.
Boulder, Colorado

We have audited the accompanying balance sheet of Boulder Capital Opportunities, Inc. (a development stage Company) as of April 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for the period from April 22, 1996 (inception) to April 30, 1996, for the year ended April 30, 1997 and for the period from April 22, 1996 (inception) to April 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Capital Opportunities, Inc. (a development state Company) as of April 30,
1997, and the results of its operations, and its cash flows for the period from April 22, 1996 (inception) to April 30, 1996, for the year ended
April 30, 1997, and for the period from April 22, 1996 (inception) to
April 30, 1997, in conformity with generally accepted accounting principles.

Stark Tinter & Associates, LLC
/s/
July 10, 1997
Englewood, Colorado

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
BALANCE SHEET
April 30, 1997

ASSETS

Current assets:
        Cash                                   1,174

Total current assets                           1,174

Organizational costs, net
 of accumulated amortization
 of $355                                       1,420

                                               2,594

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                       3,593

Total current liabilities                      3,593


Stockholders' equity:
        Preferred stock, no par value,
        10,000,000 shares authorized               -

        Common stock, no par value,
        100,000,000 shares authorized,
        1,010,000 shares issued and
        outstanding                            8,025

        Deficit accumulated during the
        development stage                    (9,024)
                                               (999)
                                               2,594

The accompanying notes are an integral part of the financial statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS


                                            For the period        For the period
                                            April 22, 1996        April 22,1996
                             Year ended     (inception)           (inception)
                             April 30,      to April 30,          to April 30,
                             1997           1996                  1997

Revenue                             -              -                     -

Costs and expenses:
       General and
       Administrative         (6,523)        (2,501)               (9,024)

Net Loss                      (6,523)        (2,501)               (9,024)

Per share information:
 Weighted average number
 of common shares
 outstanding                1,010,000      1,010,000             1,010,000

Net loss per share                  (.0065)        (.0025)               (.0090)

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE PERIOD
April 22, 1996 (inception) to April 30, 1997

                                                           Deficit
                                                       Accumulated
                             Common Stock               During the
                             Shares                    Development
                             Issued         Amount           Stage          Total
Shares issued at
 inception for services
 at $0.0025 per share         710,000          1,775             -          1,775

Shares issued for
 cash at $0.0025
 per share                    100,000            250             -            250

Shares issued for
 cash at $0.03
 per share                    200,000          6,000             -          6,000

Net loss for the period             -              -       (2,501)        (2,501)

Balance April 30, 1996      1,010,000          8,025       (2,501)          5,524

Net loss for the year               -              -       (6,523)        (6,523)

Balance April 30, 1997      1,010,000          8,025       (9,024)          (999)

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

                                            For the period        For the period
                                            April 22, 1996        April 22,1996
                             Year ended     (inception)           (inception)
                             April 30,      to April 30,          to April 30,
                             1997           1996                  1997

Cash flows from operating activities:
 General and administrative
 costs                        (5,075)            (1)               (5,076)

Cash flows from investing activities:
                                    -              -                     -

Cash flows from financing activities:
 Capital contributions              -          6,250                 6,250

Net cash provided by
 financing activities               -          6,250                 6,250

Net increase (decrease) in cash
 and cash equivalents         (5,075)          6,249                 1,174

Beginning cash
 and cash equivalents           6,249              -                     -

Ending cash and
 cash equivalents               1,174          6,249                 1,174

Reconciliation of net loss to net cash used in operating activities:

Net loss                      (6,523)        (2,501)               (9,024)
Amortization                      355              -                   355
Increase in accounts
  payable                       1,093          2,500                 3,593
Net cash used in
  operating activities        (5,075)            (1)               (5,076)

Supplemental schedule of noncash investing and financing activities:

On April 22, 1996, professional services capitalized as organizational costs valued at $1,775 were exchanged for 710,000 shares of common stock.

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
April 30, 1997


Note 1.  Summary of Significant Accounting Policies.

The Company was incorporated on April 22, 1996, in the State of Colorado as Boulder Capital Opportunities, Inc. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date.

Organizational costs

Organizational costs include costs for professional fees and will be amortized using the straight-line method over five years.

Net loss per share

The net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumption that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.  STOCKHOLDERS' EQUITY

On April 22, 1996, the Company issued 710,000 shares of its no par value common stock to affiliates for services valued at their fair market value of $1,775.

On April 23, 1996, the Company issued 100,000 shares of its no par value common stock to its President at $0.0025 per share, $250 in total.

On April 30, 1996, the Company issued 200,000 shares of its no par value common stock to various investors for $6,000.

Note 3.  RELATED PARTY TRANSACTIONS

At April 30, 1996 and 1997, the company owed $2,500 and $2,593, respectively, to a law firm, an officer of which is a shareholder of the Company.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

        The Company has had no change in, or disagreements with, it's principal independent accountant since the date of inception.


                                Part III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name                          Age               Positions Held and
                                                Tenure
Robert Soehngen                  46             President and Director


   The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

   The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Robert Soehngen, President and Director. Mr. Soehngen, who is the Company's President, has served as the sole officer and director of the Company since its inception.

   Mr. Soehngen is currently self-employed as a business consultant, providing consulting services relating to mergers and acquisitions and is engaged in the real estate business as a licensed broker associate with Century 21. From 1980 to 1995 he was a partner in Sawyer/Soehngen Partnership, a real estate partnership which owned commercial property in downtown Boulder, Colorado. Mr. Soehngen has also been engaged in the securities business in various capacities from 1975 to the present. From 1984 through 1990 he was President of National Securities Network, Inc. From 1991 through 1994 he was Director of Corporate Finance for Spencer Edwards, Inc., Nutmeg Securities, Inc., and Brookstreet Securities Corporation, and from 1994 through 1995 was an Account Executive with Toluca Pacific
Securities. From 1989 through 1995, Mr. Soehngen was President of National Securities Holding Corporation and in that capacity maintained the books and records of a publicly-held subsidiary corporation until it was merged with an operating business in September 1995. Mr. Soehngen graduated from the University of
Colorado in 1972, with a B.S. in Finance.

Compliance With Section 16(a) of the Exchange Act.

   To the best knowledge and belief of the Company, the Company's initial director, officer and beneficial owner of more than 10% of the Company's securities filed the Initial Statement of Beneficial
Ownership of Securities on Form 3, following the initial registration of the Company's securities under Section 12(g) of the Exchange Act and the Statement of Change in Beneficial Ownership on Form 4 to report a change in ownership which occurred during the fiscal year ended
April 30, 1997.

ITEM 10.          EXECUTIVE COMPENSATION.

   No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain
Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                 Number of Shares              Percent of
Address                  Owned Beneficially            Class Owned
Robert Soehngen
2434 Vine Place
Boulder, Colorado 80304          570,000               56.44%

California Brokerage
Services, Inc.
192 Searidge Ct
Shell Beach, CA 93449            270,000               26.73%

All directors and
executive officers
(1 person)                       570,000               56.44%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Indemnification of Officers and Directors

   As permitted by Colorado law, the Company's Articles of In-corporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

   Pursuant to the Colorado Corporation Code, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Change of Control

   In October, 1996, Robert Soehngen, and the other shareholders of the Company who purchased shares of common stock at the time of its formation, sold a total of 270,000 shares of common stock, or approximately 26.73% of the outstanding shares, to California
Brokerage Services, Inc., and other purchasers for a total of $18,000.00. At that time, California Brokerage Services, Inc., or assigns, also acquired the option to purchase an additional 639,000 shares of common stock from Robert Soehngen and three other shareholders of the Company for a total of $12,000.00. As of the end of its fiscal year and as of the date of this report on Form 10-KSB, California Brokerage Services, Inc., had not yet completed its purchase of such additional shares.

Conflicts of Interest

   None of the officers of the Company will devote more than a portion of his or her time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

   Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current principal stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an uniden-tified business entity.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 10-KSB.

   The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                      Document

3.1                              Articles of Incorporation
3.2                              Bylaws
4.1                              Specimen Certificate
27                               Financial Data Schedule
/TABLE

   The Company filed no reports Form 8-K during the last quarter of its fiscal year ending April 30, 1997.

Signatures


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BOULDER CAPITAL OPPORTUNITIES, INC.



By:____________________________
   Robert Soehngen
   President and Director


Date: August 8, 1997

                 U.S. Securities and Exchange Commission

                         Washington, D.C. 20549
                             _______________


                               FORM 10-KSB


Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for this fiscal year ended April 30, 1997.


                            ________________


                   BOULDER CAPITAL OPPORTUNITIES, INC.
             (Name of Small Business Issuer in its charter)


Colorado                                        84-1341980
(State or other jurisdiction                    (IRS Employer
of Incorporation)                               Identification No.)


4750 Table Mesa Drive
Boulder, Colorado                                             80303
(Address of Principal Office)                            Zip Code

Issuer's telephone number:    (303) 442-1021

                              EXHIBIT INDEX

Exhibit No.                      Document
3.1                              Articles of Incorporation
3.2                              Bylaws
4.1                              Specimen Certificate
27                               Financial Data Schedule
/TABLE

EXHIBIT 3.1 - ARTICLES OF INCORPORATION



                        ARTICLES OF INCORPORATION

                                   OF

                   BOULDER CAPITAL OPPORTUNITIES, INC.

   The undersigned, who, if a natural person, is eighteen years of age or older, hereby establishes a corporation pursuant to the Colorado Business Corporation Act as amended and adopts the following
Articles of Incorporation:

   FIRST:         The name of the corporation is Boulder Capital
Opportunities, Inc.

   SECOND:        The corporation shall have and may exercise all of
the rights, powers and privileges now or hereafter conferred upon corporations organized under the laws of Colorado. In addition, the corporation may do everything necessary, suitable or proper for the accomplishment of any of its corporate purposes. The corporation may conduct part or all of its business in any part of Colorado, the United States or the world and may hold, purchase, mortgage, lease and convey real and personal property in any of such places.

   THIRD:         The aggregate number of shares which the
corporation shall have authority to issue is one hundred ten million (110,000,000) shares of which a portion shall be common stock and a portion shall be preferred stock, all as described below.

   A.      Common Stock.         The aggregate number of common
shares which the corporation shall have the authority to issue is one hundred million (100,000,000), which shares shall be designated
"Common Stock." Subject to all the rights of the Preferred Stock as expressly provided herein, by law or by the Board of Directors pursuant to this Article, the Common Stock of the corporation shall possess all such rights and privileges as are afforded to capital stock by applicable law in the absence of any express grant of rights or privileges in these Articles of Incorporation, including, but not limited to, the following rights and privileges:

   (a) dividends may be declared and paid or set apart for payment on the Common Stock out of any assets or funds of the corporation legally available for the payment of dividends;

   (b) the holders of Common Stock shall have unlimited voting rights, including the right to vote for the election of directors and on all other matters requiring stockholder action. Each holder of Common Stock shall have one vote for each share of Common Stock standing in his name on the books of the corporation and entitled to vote, except that in the election of directors each holder of Common Stock shall have as many votes for each share of Common Stock held by him as there are directors to be elected and for whose election the holder of Common Stock has a right to vote. Cumulative voting shall not be permitted in the election of directors or otherwise.

   (c) on the voluntary or involuntary liquidation, dissolution or winding up of the corporation, and after paying or adequately providing for the payment of all of its obligations and amounts payable in liquidation, dissolution or winding up, and subject to the rights of the holders of Preferred Stock, if any, the net assets of the corporation shall be distributed pro rata to the holders of the Common Stock.

   B.      Preferred Stock.      The aggregate number of preferred
shares which this corporation shall have the authority to issue is ten million (10,000,000) shares, each with no par value, which shares shall be designated "Preferred Stock." Shares of Preferred Stock may be issued from time to time in one or more series as determined by the Board of Directors. The Board of Directors is hereby authorized, by resolution or resolutions, to provide from time to time, out of the unissued shares of Preferred Stock not then allocated to any series of Preferred Stock, for a series of the Preferred Stock. Each such series shall have distinctive serial designations. Before any shares of any such series of Preferred Stock are issued, the Board of Directors shall fix and determine, and is hereby expressly empowered to fix and determine, by resolution or resolutions, the voting powers, full or limited, or no voting powers, and the designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions thereof as provided by Colorado law. Before issuing any shares of a class or series, the corporation shall deliver to the secretary of state for filing articles of amendment to these articles of incorporation that set forth information required by Colorado law, including but not limited to, the designations, preferences, limitations, and relative rights of the class or series of shares.

   C.      Voting.       Unless otherwise ordered by a court of
competent jurisdiction, at all meetings of shareholders one-third of the shares of a voting group entitled to vote at such meeting, represented in person or by proxy, shall constitute a quorum of that voting group.

   FOURTH:        The number of directors of the corporation shall be
fixed by the bylaws, or if the bylaws fail to fix such a number, then by resolution adopted from time to time by the board of directors, provided that the number of directors shall not be more than five (5) nor less than one (1). One (1) director shall constitute the initial board of directors. The following person is elected to serve as the corporation's initial director until the first annual meeting of shareholders or until his successors are duly elected and qualified:

Name/Address

Robert Soehngen
2434 Vine Place
Boulder, CO 80304

   FIFTH:         The street address of the initial registered office of
the corporation is 4750 Table Mesa Drive, Boulder, Colorado 80303.
The name of the initial registered agent of the corporation at such address is Gary S. Joiner.

   SIXTH:         The address of the initial principal office of the
corporation is 4750 Table Mesa Drive, Boulder, Co 80303.

   SEVENTH:       The following provisions are inserted for the
management of the business and for the conduct of the affairs of the corporation, and the same are in furtherance of and not in limitation or exclusion of the powers conferred by law.

           (a) Conflicting Interest Transactions. As used in this paragraph, "conflicting interest transaction" means any of the following: (i) a loan or other assistance by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest; (ii) a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest; or (iii) a contract or transaction between the corporation and a director of the corporation or between the corporation and an entity in which a director of the corporation is a director or officer or has a financial interest. No conflicting interest transaction shall be void or voidable, be enjoined, be set aside, or give rise to an award of damages or other sanctions in a proceeding by a shareholder or by or in the right of the corporation, solely because the conflicting interest transaction involves a director of the corporation or an entity in which a director of the corporation is a director or officer or has a financial interest, or solely because the director is present at or participates in the meeting of the corporation's board of directors or of the committee of the board of directors which authorized, approves or ratifies a conflicting interest transaction, or solely because the director's vote is counted for such purpose if: (A) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the board of directors or the committee, and the board of directors or committee in good faith authorizes, approves or ratifies the conflicting interest transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors are less than a quorum; or (B) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the shareholders entitled to vote thereon, and the conflicting interest transaction is specifically authorized, approved or ratified in good faith by a vote of the shareholders; or (C) a conflicting interest transaction is fair as to the corporation as of the time it is authorized, approved or ratified by the board of directors, a committee thereof, or the shareholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes, approves or ratifies the conflicting interest transaction.

           (b) Loans and Guaranties for the Benefit of Directors. Neither the board of directors nor any committee thereof shall authorize a loan by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest, or a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest, until at least ten days after written notice of the proposed authorization of the loan or guaranty has been given to the shareholders who would be entitled to vote thereon if the issue of the loan or guaranty were submitted to a vote of the shareholders. The requirements of this paragraph (b) are in addition to, and not in substitution for, the provisions of paragraph (a) of Article SEVENTH.

           (c) Indemnification. The corporation shall indemnify, to the maximum extent permitted by law, any person who is or was a director, officer, agent, fiduciary or employee of the corporation against any claim, liability or expenses arising against or incurred by such person made party to a proceeding because he is or was a director, officer, agent, fiduciary or employee of the corporation or because he was a director, officer, agent, fiduciary or employee of the corporation or because he is or was serving another entity as a director, officer, partner, trustee, employee, fiduciary or agent at the corporation's request. The corporation shall further have the authority to the maximum extent permitted by law to purchase and maintain insurance providing such indemnification.

           (d) Limitation on Director's Liability. No director of this corporation shall have any personal liability for monetary damages to the corporation or its shareholders for breach of his fiduciary duty as a director, except that this provision shall not eliminate or limit the personal liability of a director to the corporation or its shareholders for monetary damages for: (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-
401, provided that the personal liability of a director in this circumstance shall be limited to the amount of the distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained herein will be construed to deprive any director of his right to all defenses ordinarily available to a director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

           (e) Negation of Equitable Interests in Shares or Rights. Unless a person is recognized as a shareholder through procedures established by the corporation pursuant to Colorado Revised Statutes
Section 7-107-204 or any similar law, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes permitted by the Colorado Business Corporation Act, including without limitation all rights deriving from such shares, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any other person including without limitation, a purchaser, assignee or transferee of such shares, unless and until such other person becomes the registered holder of such shares or is recognized as such, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person. By way of example and not of limitation, until such other person has become the registered holder of such shares or is recognized pursuant to Colorado Revised Statutes Section 7-107-204 or any similar applicable law, he shall not be entitled: (i) to receive notice of the meetings of the shareholders; (ii) to vote at such meetings; (iii) to examine a list of the shareholders; (iv) to be paid dividends or other distributions payable to shareholders; or (v) to own, enjoy and exercise any other rights deriving from such shares against the corporation. Nothing contained herein will be construed to deprive any beneficial shareholder, as defined in Colorado Revised Statutes
Section 7-113-101(1), of any right he may have pursuant to Article
113 of the Colorado Business Corporation Act or any subsequent law.

   EIGHTH:        The name and address of the incorporator is:

Gary S. Joiner
4750 Table Mesa Drive
Boulder, Colorado 80303


DATED the _____ day of April, 1996.


/s/ Gary S. Joiner
Incorporator


   Gary S. Joiner hereby consents to the appointment as the initial registered agent for Global Capital Access Corporation.


/s/ Gary S. Joiner
Initial Registered Agent
EXHIBIT 3.2 - BYLAWS



                                 BYLAWS

                                   OF

                   BOULDER CAPITAL OPPORTUNITIES, INC.


                                ARTICLE I
                                 Offices

   The principal office of the corporation shall be designated from time to time by the corporation and may be within or outside of Colorado.

   The corporation may have such other offices, either within or outside Colorado, as the board of directors may designate or as the business of the corporation may require from time to time.

   The registered office of the corporation required by the Colorado Business Corporation Act to be maintained in Colorado may be, but need not be, identical with the principal office, and the address of the registered office may be changed from time to time by the board of directors.


                               ARTICLE II
                              Shareholders

   Section 1. Annual Meeting. The annual meeting of the shareholders shall be held during the month of September of each year on a date and at a time fixed by the board of directors of the corporation (or by the president in the absence of action by the board of directors), beginning with the year 1997, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors is not held on the day fixed as provided herein for any annual meeting of the shareholders, or any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as it may conveniently be held.

   A shareholder may apply to the district court in the county in Colorado where the corporation's principal office is located or, if the corporation has no principal office in Colorado, to the district court of the county in which the corporation's registered office is located to seek an order that a shareholder meeting be held (i) if an annual meeting was not held within six months after the close of the corporation's most recently ended fiscal year or fifteen months after its last annual meeting, whichever is earlier, or (ii) if the shareholder participated in a proper call of or proper demand for a special meeting and notice of the special meeting was not given within thirty days after the date of the call or the date the last of the demands necessary to require calling of the meeting was received by the corporation pursuant to C.R.S. Section 7-107-102(1)(b), or the special meeting was not held in accordance with the notice.

   Section 2. Special Meetings. Unless otherwise prescribed by statute, special meetings of the shareholders may be called for any purpose by the president or by the board of directors. The president shall call a special meeting of the shareholders if the corporation receives one or more written demands for the meeting, stating the purpose or purposes for which it is to be held, signed and dated by holders of shares representing at least ten percent of all the votes entitled to be cast on any issue proposed to be considered at the meeting.

   Section 3. Place of Meeting. The board of directors may designate any place, either within or outside Colorado, as the place for any annual meeting or any special meeting called by the board of directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or outside Colorado, as the place for such meeting. If no designation is made, or if a special meeting is called other than by the board, the place of meeting shall be the principal office of the corporation.

   Section 4. Notice of Meeting. Written notice stating the place, date, and hour of the meeting shall be given not less than ten nor more than sixty days before the date of the meeting, except that (i) if the number of authorized shares is to be increased, at least thirty days' notice shall be given, or (ii) any other longer notice period is required by the Colorado Business Corporation Act. Notice of a special meeting shall include a description of the purpose or purposes of the meeting. Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except the purpose or purposes shall be stated with respect to (i) an amendment to the articles of incorporation of the corporation, (ii) a merger or share exchange in which the corporation is a party and, with respect to a share exchange, in which the corporation's shares will be acquired,
(iii) a sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the corporation or of another entity which this corporation controls, in each case with or without the goodwill, (iv) a dissolution of the corporation, or (v) any other purpose for which a statement of purpose is required by the Colorado Business Corporation Act. Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his address as it appears in the corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that such notice is in a comprehensible form, the notice is given and effective on the date received by the shareholder.

   If requested by the person or persons lawfully calling such meeting, the corporation shall give notice thereof at corporation expense. No notice need be sent to any shareholder if three successive notices mailed to the last known address of such shareholder have been returned as undeliverable until such time as another address for such shareholder is made known to the corporation by such shareholder. In order to be entitled to receive notice of any meeting, a shareholder shall advise the corporation in writing of any change in such shareholder's mailing address as shown on the corporation's books and records.

   When a meeting is adjourned to another date, time or place, notice need not be given of the new date, time or place if the new date, time or place of such meeting is announced before adjournment at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which may have been transacted at the original meeting. If the adjournment is for more than 120 days, or if a new record date is fixed for the adjourned meeting, a new notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting as of the new record date.

   A shareholder may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such shareholder. Such waiver shall be delivered to the corporation for filing with the corporate records. Further, by attending a meeting either in person or by proxy, a shareholder waives objection to lack of notice or defective notice of the meeting unless the shareholder objects at the beginning of the meeting to the holding of the meeting or the transaction of business at the meeting because of lack of notice or defective notice. By attending the meeting, the shareholder also waives any objection to consideration at the meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

   Section 5. Fixing of Record Date. For the purposes of determining shareholders entitled to (i) notice of or vote at any meeting of shareholders or any adjournment thereof, (ii) receive distributions or share dividends, or (ii) demand a special meeting, or to make a determination of shareholders for any other proper purpose, the board of directors may fix a future date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days, and, in case of a meeting of shareholders not less than ten days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed by the directors, the record date shall be the date on which notice of the meeting is mailed to shareholders, or the date on which the resolution of the board of directors providing for a distribution is adopted, as the case may be. When a determination of shareholders entitled to vote at any meeting of shareholders is made as provided in this Section, such determination shall apply to any adjournment thereof unless the board of directors fixes a new record date, which it must do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

   Notwithstanding the above, the record date for determining the shareholders entitled to take action without a meeting or entitled to be given notice of action so taken shall be the date a writing upon which the action is taken is first received by the corporation. The record date for determining shareholders entitled to demand a special meeting shall be the date of the earliest of any of the demands pursuant to which the meeting is called.

   Section 6. Voting Lists. The secretary shall make, at the earlier of ten days before each meeting of shareholders or two business days after notice of the meeting has been given, a complete list of the shareholders entitled to be given notice of such meeting or any adjournment thereof. The list shall be arranged by voting groups and within each voting group by class or series of shares, shall be in alphabetical order within each class or series, and shall show the address of and the number of shares of each class or series held by each shareholder. For the period beginning the earlier of ten days prior to the meeting or two business days after notice of the meeting is given and continuing through the meeting and any adjournment thereof, this list shall be kept on file at the principal office of the corporation, or at a place (which shall be identified in the notice) in the city where the meeting will be held. Such list shall be available for inspection on written demand by any shareholder (including for the purpose of this Section 6 any holder of voting trust certificates) or his agent or attorney during regular business hours and during the period available for inspection. The original stock transfer books shall be prima facie evidence as to the shareholders entitled to examine such list or to vote at any meeting of shareholders.

   Any shareholder, his agent or attorney may copy the list during regular business hours and during the period it is available for inspection, provided (i) the shareholder has been a shareholder for at least three months immediately preceding the demand or holds at least five percent of all outstanding shares of any class of shares as of the date of the demand, (ii) the demand is made in good faith and for a purpose reasonably related to the demanding shareholder's interest as a shareholder, (iii) the shareholder describes with reasonable particularity the purpose and the records the shareholder desires to inspect, (iv) the records are directly connected with the described purpose and (v) the shareholder pays a reasonable charge covering the costs of labor and material for such copies, not to exceed the estimated cost of production and reproduction.

   Section 7. Recognition Procedure for Beneficial Owners. The board of directors may adopt by resolution a procedure whereby a shareholder of the corporation may certify in writing to the corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons.
The resolution may set forth (i) the types of nominees to which it applies, (ii) the rights or privileges that the corporation will recognize in a beneficial owner, which may include rights and privileges other than voting; (iii) the form of certification and the information to be contained therein, (iv) if the certification is with respect to a record date, the time within which the certification must be received by the corporation, (v) the period for which the nominee's use of the procedure is effective, and (vi) such other provisions with respect to the procedure as the board deems necessary or desirable. Upon receipt by the corporation of a certificate complying with the procedure established by the board of directors, the persons specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the registered holders of the number of shares specified in place of the shareholder making the certification.

   Section 8. Quorum and Manner of Acting. One-third of the votes entitled to be cast on a matter by a voting group shall constitute a quorum of that voting group for action on the matter. If less than one-third of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time without further notice, for a period not to exceed 120 days for any one adjournment. If a quorum is present at such adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, unless the meeting is adjourned and a new record date is set for the adjourned meeting.

   If a quorum exists, action on a matter other than the election of directors by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the vote of a greater number or voting by classes is required by law or the articles of incorporation.

   Section 9. Proxies. At all meetings of shareholders, a shareholder may vote by proxy by signing an appointment form or similar writing, either personally or by his duly authorized attorney-in-fact. A shareholder may also appoint a proxy by transmitting or authorizing the transmission of a telegram, teletype, or other electronic transmission providing a written statement of the appointment to the proxy, a proxy solicitor, proxy support service organization, or other person duly authorized by the proxy to receive appointments as agent for the proxy, or to the corporation. The transmitted appointment shall set forth or be transmitted with written evidence from which it can be determined that the shareholder transmitted or authorized the transmission of the appointment. The proxy appointment form or similar writing shall be filed with the secretary of the corporation before or at the time of the meeting. The appointment of a proxy is effective when received by the corporation and is valid for eleven months unless a different period is expressly provided in the appointment form or similar writing.

   Any complete copy, including an electronically transmitted facsimile, of an appointment of a proxy may be substituted for or used in lieu of the original appointment for any purpose for which the original appointment could be used.

   Revocation of a proxy does not affect the right of the corporation to accept the proxy's authority unless (i) the corporation had notice that the appointment was coupled with an interest and notice that such interest is extinguished is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment, or (ii) other notice of the revocation of the appointment is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment. Other notice of revocation may, in the discretion of the corporation, be deemed to include the appearance at a shareholders' meeting of the shareholder who granted the proxy and his voting in person on any matter subject to a vote at such meeting.

   The death or incapacity of the shareholder appointing a proxy does not affect the right of the corporation to accept the proxy's authority unless notice of the death or incapacity is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment.

   The corporation shall not be required to recognize an appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder (including a shareholder who is a successor to the shareholder who granted the proxy) either personally or by his attorney-in-fact, notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

   Subject to Section 11 and any express limitation on the proxy's authority appearing on the appointment form, the corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

   Section 10. Voting of Shares. Each outstanding share, regardless of class, shall be entitled to one vote, except in the election of directors, and each fractional share shall be entitled to a corresponding fractional vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation and by the resolution of the board of directors authorizing the issuance of the shares of any particular class, as permitted by the Colorado Business Corporation Act. Cumulative voting shall not be permitted in the election of directors or for any other purpose. Each record holder of shares of common stock shall be entitled to vote in the election of directors and shall have as many votes for each of the shares owned by him as there are directors to be elected and for whose election he has the right to vote.

   At each election of directors, that number of candidates equaling the number of directors to be elected, having the highest number of votes cast in favor of their election, shall be elected to the board of directors.

   Except as otherwise ordered by a court of competent jurisdiction upon a finding that the purpose of this Section would not be violated in the circumstances presented to the court, the shares of the corporation are not entitled to be voted if they are owned, directly or indirectly, by a second corporation, domestic or foreign, and the first corporation owns, directly or indirectly, a majority of the shares entitled to vote for directors of the second corporation except to the extent the second corporation holds the shares in a fiduciary capacity.

   Redeemable shares are not entitled to be voted after notice of redemption is mailed to the holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company or other financial institution under an irrevocable obligation to pay the holders the redemption price on surrender of the shares.

   Section 11. Corporation's Acceptance of Votes. If the name signed on a vote, consent, waiver, proxy appointment, or proxy appointment revocation corresponds to the name of a shareholder, the corporation, if acting in good faith, is entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and give it effect as the act of the shareholder. If the name signed on a vote, consent, waiver, proxy appointment or proxy appointment revocation does not correspond to the name of a shareholder, the corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and to give it effect as the act of the shareholder if:

           (i) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity;

           (ii) the name signed purports to be that of an administrator, executor, guardian or conservator representing the June 28, 1996 shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (iii) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (iv) the name signed purports to be that of a pledgee, beneficial owner or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (v) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-tenants or fiduciaries, and the person signing appears to be acting on behalf of all the co-tenants or fiduciaries; or

           (vi) the acceptance of the vote, consent, waiver, proxy appointment or proxy appointment revocation is otherwise proper under rules established by the corporation that are not inconsistent with this Section 11.

   The corporation is entitled to reject a vote, consent, waiver, proxy appointment or proxy appointment revocation if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

   Neither the corporation nor its officers nor any agent who accepts or rejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this Section is liable in damages for the consequences of the acceptance or rejection.

   Section 12. Informal Action by Shareholders. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the shareholders entitled to vote with respect to the subject matter thereof and received by the corporation. Such consent shall have the same force and effect as a unanimous vote of the shareholders and may be stated as such in the document. Action taken under this Section 12 is effective as of the date the last writing necessary to effect this action is received by the corporation, unless all of the writings specify a different effective date, in which case such specified date shall be the effective date for such action. If any shareholder revokes his consent as provided for herein prior to what would otherwise be the effective date, the action proposed in the consent shall be invalid. The record date for determining shareholders entitled to take action without a meeting is the date the corporation receives a writing upon which the action is taken.

   Any shareholder who has signed a writing describing and consenting to action taken pursuant to this Section 12 may revoke such consent by a writing signed by the shareholder describing the action and stating that the shareholder's prior consent thereto is revoked, if such writing is received by the corporation before the effectiveness of the action.

   Section 13. Meetings by Telecommunication. Any or all of the shareholders may participate in an annual or special shareholders' meeting by, or the meeting may be conducted through the use of, any means of communication by which all persons participating in the meeting may hear each other during the meeting. A shareholder participating in a meeting by this means is deemed to be present in person at the meeting.


                               ARTICLE III
                           Board of Directors

   Section 1. General Powers. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of its board of directors, except as otherwise provided in the Colorado Business
Corporation Act or the articles of incorporation.

   Section 2. Number, Qualifications and Tenure. The number of directors of the corporation shall be fixed from time to time by the board of directors, within a range of no less than one or more than five. A director shall be a natural person who is eighteen years of age or older. A director need not be a resident of Colorado or a shareholder of the corporation.

   Directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders following his election and thereafter until his successor shall have been elected and qualified. Directors shall be removed in the manner provided by the Colorado Business Corporation Act.

   Section 3. Vacancies. Any director may resign at any time by giving written notice to the corporation. Such resignation shall take effect at the time the notice is received by the corporation unless the notice specifies a later effective date. Unless otherwise specified in the notice of resignation, the corporation's acceptance of such
resignation shall not be necessary to make it effective.   Any vacancy
on the board of directors may be filled by the affirmative vote of a majority of the shareholders or the board of directors. If the directors remaining in office constitute fewer than a quorum of the board, the directors may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office. If elected by the directors, the director shall hold office until the next annual shareholder's meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his predecessor in office; except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold office for the unexpired term of the last predecessor elected by the shareholders.

   Section 4. Regular Meetings. A regular meeting of the board of directors shall be held without notice immediately after and at the same place as the annual meeting of shareholders. The board of directors may provide by resolution the time and place, either within or outside Colorado, for the holding of additional regular meetings without other notice.

   Section 5. Special Meetings. Special meetings of the board of directors may be called by or at the request of the president or chief executive officer, or any director. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or outside Colorado, as the place for holding any special meeting of the board of directors called by them, provided that no meeting shall be called outside the State of Colorado unless a majority of the board of directors has so authorized.

   Section 6. Notice. Notice of any special meeting shall be given at least two days prior to the meeting by written notice either personally delivered or mailed to each director at his business address, or by notice transmitted by telegraph, telex, electronically transmitted facsimile or other form of wire or wireless communication. If mailed, such notice shall be deemed to be given and to be effective on the earlier of (i) three days after such notice is deposited in the United States mail, properly addressed, with postage prepaid, or (ii) the date shown on the return receipt, if mailed by registered or certified mail return receipt requested. If notice is given by telex, electronically transmitted facsimile or other similar form of wire or wireless communication, such notice shall be deemed to be given and to be effective when sent, and with respect to a telegram, such notice shall be deemed to be given and to be effective when the telegram is delivered to the telegraph company. If a director has designated in writing one or more reasonable addresses or facsimile numbers for delivery of notice to him, notice sent by mail, telegram, telex, electronically transmitted facsimile or other form of wire or wireless communication shall not be deemed to have been given or to be effective unless sent to such addresses or facsimile numbers, as the case may be.

   A director may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such director. Such waiver shall be delivered to the corporation for filing with the corporate records. Further, a director's attendance at or participation in a meeting waives any required notice to him of the meeting unless at the beginning of the meeting, or promptly upon his arrival, the director objects to holding the meeting or transacting business at the meeting because of lack of notice or defective notice and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

   Section 7. Quorum. A majority of the number of directors fixed by the board of directors pursuant to Section 2 or, if no number is fixed, a majority of the number in office immediately before the meeting begins, shall constitute a quorum for the transaction of business at any meeting of the board of directors. If less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice, for a period not to exceed sixty days at any one adjournment.

   Section 8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors. No director may vote or act by proxy at any meeting of directors.

   Section 9. Compensation. By resolution of the board of directors, any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings, a fixed sum for attendance at each meeting, a stated salary as director, or such other compensation as the corporation and the director may reasonably agree upon. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

   Section 10. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors or committee of the board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless (i) the director objects at the beginning of the meeting, or promptly upon his arrival, to the holding of the meeting or the transaction of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting, (ii) the director contemporaneously requests that his dissent or abstention as to any specific action taken be entered in the minutes of the meeting, or (iii) the director causes written notice of his dissent or abstention as to any specific action to be received by the presiding officer of the meeting before its adjournment or by the corporation promptly after the adjournment of the meeting. A director may dissent to a specific action at a meeting, while assenting to others. The right to dissent to a specific action taken at a meeting of the board of directors or a committee of the board shall not be available to a director who voted in favor of such action.

   Section 11. Committees. By resolution adopted by a majority of all the directors in office when the action is taken, the board of directors may designate from among its members an executive committee and one or more other committees, and appoint one or more members of the board of directors to serve on them. To the extent provided in the resolution, each committee shall have all the authority of the board of directors, except that no such committee shall have the authority to (i) authorize distributions, (ii) approve or propose to shareholders actions or proposals required by the Colorado Business Corporation Act to be approved by shareholders, (iii) fill vacancies on the board of directors or any committee thereof, (iv) amend articles of incorporation, (v) adopt, amend or repeal the bylaws, (vi) approve a plan of merger not requiring shareholder approval, (vii) authorize or approve the reacquisition of shares unless pursuant to a formula or method prescribed by the board of directors, or (viii) authorize or approve the issuance or sale of shares, or contract for the sale of shares or determine the designations and relative rights, preferences and limitations of a class or series of shares, except that the board of directors may authorize a committee or officer to do so within limits specifically prescribed by the board of directors. The committee shall then have full power within the limits set by the board of directors to adopt any final resolution setting forth all preferences, limitations and relative rights of such class or series and to authorize an amendment of the articles of incorporation stating the preferences, limitations and relative rights of a class or series for filing with the Secretary of State under the Colorado Business Corporation Act.

   Sections 4, 5, 6, 7, 8 and 12 of Article III, which govern meetings, notice, waiver of notice, quorum, voting requirements and action without a meeting of the board of directors, shall apply to committees and their members appointed under this Section 11.

   Neither the designation of any such committee, the delegation of authority to such committee, nor any action by such committee pursuant to its authority shall alone constitute compliance by any member of the board of directors or a member of the committee in question with his responsibility to conform to the standards of care set forth in Article III, Section 14 of these bylaws.

   Section 12. Action Without a Meeting. Any action required or permitted to be taken at a meeting of the directors or any committee designated by the board of directors may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the directors entitled to vote with respect to the action taken. Such consent shall have the same force and effect as a unanimous vote of the directors or committee members and may be stated as such in any document. Unless the consent specifies a different effective date, action taken under this Section 12 is effective at the time the last director signs a writing describing the action taken, unless, before such time, any director has revoked his consent by a writing signed by the director and received by the president or secretary of the corporation.

   Section 13. Telephonic Meetings. The board of directors may permit any director (or any member of a committee designated by the board) to participate in a regular or special meeting of the board of directors or a committee thereof through the use of any means of communication by which all directors participating in the meeting can hear each other during the meeting. A director participating in a meeting in this manner is deemed to be present in person at the meeting.

   Section 14. Standard of Care. A director shall perform his duties as a director, including, without limitation his duties as a member of any committee of the board, in good faith, in a manner he reasonably believes to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by the persons herein designated. However, he shall not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause such reliance to be unwarranted. A director shall not be liable to the corporation or its shareholders for any action he takes or omits to take as a director if, in connection with such action or omission, he performs his duties in compliance with this Section 14.

   The designated persons on whom a director is entitled to rely are (i) one or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented, (ii) legal counsel, public accountant, or other person as to matters which the director reasonably believes to be within such person's professional or expert competence, or (iii) a committee of the board of directors on which the director does not serve if the director reasonably believes the committee merits confidence.


                               ARTICLE IV
                           Officers and Agents

   Section 1. General. The officers of the corporation shall be as determined by the board of directors from time to time, and may include a president, one or more vice presidents, a secretary, a treasurer, and such other officers, assistant officers, committees and agents, including a chairman of the board, assistant secretaries and assistant treasurers, as the board may consider necessary. Each officer shall be a natural person eighteen years of age or older. The board of directors or the officer or officers authorized by the board shall from time to time determine the procedure for the appointment of officers, their term of office, their authority and duties and their compensation. One person may hold more than one office. In all cases where the duties of any officer, agent or employee are not prescribed by the bylaws, or by the board of directors, such officer, agent or employee shall follow the orders and instructions of the president of the corporation.

   Section 2. Appointment and Term of Office. The officers of the corporation shall be appointed by the board of directors at each annual meeting of the board held after each annual meeting of the shareholders. If the appointment of officers is not made at such meeting or if an officer or officers are to be appointed by another officer or officers of the corporation, such appointment shall be made as soon thereafter as conveniently may be. Each officer shall hold office until the first of the following occurs: his successor shall have been duly appointed and qualified, his death, his resignation, or his removal in the manner provided in Section 3.

   Section 3. Resignation and Removal. An officer may resign at any time by giving written notice of resignation to the corporation. The resignation is effective when the notice is received by the corporation unless the notice specifies a later effective date.

   Any officer or agent may be removed at any time with or without cause by the board of directors or an officer or officers authorized by the board. Such removal does not affect the contract rights, if any, of the corporation or of the person so removed. The appointment of an officer or agent shall not in itself create contract rights.

   Section 4. Vacancies. A vacancy in any office, however occurring, may be filled by the board of directors, or by the officer or officers authorized by the board, for the unexpired portion of the officer's term. If an officer resigns and his resignation is made effective at a later date, the board of directors, or officer or officers authorized by the board, may permit the officer to remain in office until the effective date and may fill the pending vacancy before the effective date if the board of directors or officer or officers authorized by the board provide that the successor shall not take office until the effective date. In the alternative, the board of directors, or officer or officers authorized by the board of directors, may remove the officer at any time before the effective date and may fill the resulting vacancy.

   Section 5. President. Subject to the direction and supervision of the board of directors, and unless otherwise determined by the board of directors in its designation of officers from time to time, the president shall be the chief executive officer of the corporation, and shall have general and active control of its affairs and business and general supervision of its officers, agents and employees. Unless otherwise directed by the board of directors, the president shall attend in person or by substitute appointed by him, or shall execute on behalf of the corporation written instruments appointing a proxy or proxies to represent the corporation, at all meetings of the stockholders of any other corporation in which the corporation holds any stock. On behalf of the corporation, the president may in person or by substitute or by proxy execute written waivers of notice and consents with respect to any such meetings. At all such meetings and otherwise, the president, in person or by substitute or proxy, may vote the stock held by the corporation, execute written consents and other instruments with respect to such stock, and exercise any and all rights and powers incident to the ownership or said stock, subject to the instructions, if any, of the board of directors. The president shall have custody of the treasurer's bond, if any.

   Section 6. Vice Presidents. Any vice presidents designated by the board of directors as officers of the corporation shall assist the president and shall perform such duties as may be assigned to them by the president or by the board of directors. In the absence of the president, the vice president, if any (or, if more than one, the vice presidents in the order designated by the board of directors, or if the board makes no such designation, then the vice president designated by the president, or if neither the board nor the president makes any such designation, the senior vice president as determined by first election to that office), shall have the powers and perform the duties of the president.

   Section 7. Secretary. In the event a secretary is designated by the board of directors as an officer of the corporation, the secretary shall (i) prepare and maintain as permanent records the minutes of the proceedings of the shareholders and the board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, a record of all actions taken by a committee of the board of directors in place of the board of directors on behalf of the corporation, and a record of all waivers of notice of meetings of shareholders and of the board of directors or any committee thereof,
(ii) see that all notices are duly given in accordance with the provisions of these bylaws and as required by law, (iii) serve as custodian of the corporate records and of the seal of the corporation and affix the seal to all documents when authorized by the board of directors, (iv) keep at the corporation's registered office or principal place of business a record containing the names and addresses of all shareholders in a form that permits preparation of a list of shareholders arranged by voting group and by class or series of shares within each group, that is alphabetical within each class or series and that shows the address of, and the number of shares of each class or series held by each shareholder, unless such a record shall be kept at the office of the corporation's transfer agent or registrar, (v) maintain at the corporation's principal office the originals or copies of the corporation's articles of incorporation, bylaws, minutes of all shareholders' meetings and records of all action taken by shareholders without a meeting for the past three years, all written communications within the past three years to shareholders as a group or to the holders of any class or series of shares as a group, a list of the name and business addresses of the current directors and officers, a copy of the corporation's most recent corporate report filed with the Secretary of State, and financial statements showing in reasonable detail the corporation's assets and liabilities and results of operations for the last three years, (vi) have general charge of the stock transfer books of the corporation, unless the corporation has a transfer agent, (vii) authenticate records of the corporation, and (vii) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors. Assistant secretaries, if any, shall have the same duties and powers subject to supervision by the secretary. The directors and/or shareholders may however respectively designate a person other than the secretary or assistant secretary to keep the minutes of their respective meetings.

   Any books, records, or minutes of the corporation may be in written form or in any form capable of being converted into written form within a reasonable time.

   Section 8. Treasurer. In the event a treasurer is designated by the board of directors as an officer of the corporation, the treasurer shall be the principal financial officer of the corporation, shall have the care and custody of all funds, securities, evidences of indebtedness and other personal property of the corporation and shall deposit the same in accordance with the instructions of the board of directors. He shall receive and give receipts and acquittances for money paid in on account of the corporation, and shall pay out of the corporation's funds on hand all bills, payrolls and other just debts of the corporation of whatever nature upon maturity. He shall perform all other duties incident to the office of the treasurer and, upon request of the board, shall make such reports to it as may be required at any time. He shall, if required by the board, give the corporation a bond in such sums and with such sureties as shall be satisfactory to the board, conditioned upon the faithful performance of his duties and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation. He shall have such other powers and perform such other duties as may from time to time be prescribed by the board of directors or the president. The assistant treasurers, if any, shall have the same powers and duties, subject to the supervision of the treasurer.

   The treasurer shall also be the principal accounting officer of the corporation. He shall prescribe and maintain the methods and systems of accounting to be followed, keep complete books and records of account as required by the Colorado Business Corporation Act, prepare and file all local, state and federal tax returns, prescribe and maintain an adequate system of internal audit and prepare and furnish to the president and the board of directors statements of account showing the financial position of the corporation and the results of its operations.


                                ARTICLE V
                                  Stock

   Section 1. Certificates. The board of directors shall be authorized to issue any of its classes of shares with or without certificates. The fact that the shares are not represented by certificates shall have no effect on the rights and obligations of shareholders. If the shares are represented by certificates, such shares shall be represented by consecutively numbered certificates signed, either manually or by facsimile, in the name of the corporation by one or more persons designated by the board of directors. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, such certificate may nonetheless be issued by the corporation with the same effect as if he were such officer at the date of its issue. Certificates of stock shall be in such form and shall contain such information consistent with law as shall be prescribed by the board of directors. If shares are not represented by certificates, within a reasonable time following the issue or transfer of such shares, the corporation shall send the shareholder a complete written statement of all of the information required to be provided to holders of uncertificated shares by the Colorado Business Corporation Act.

   Section 2. Consideration for Shares. Certificated or uncertificated shares shall not be issued until the shares represented thereby are fully paid. The board of directors may authorize the issuance of shares for consideration consisting of any tangible or intangible property or benefit to the corporation, including cash, promissory notes, services performed or other securities of the corporation. Future services shall not constitute payment or partial payment for shares of the corporation. The promissory note of a subscriber or an affiliate of a subscriber shall not constitute payment or partial payment for shares of the corporation unless the note is negotiable and is secured by collateral, other than the shares being purchased, having a fair market value at least equal to the principal amount of the note. For purposes of this Section 2, "promissory note" means a negotiable instrument on which there is an obligation to pay independent of collateral and does not include a non-recourse note.

   Section 3. Lost Certificates. In case of the alleged loss, destruction or mutilation of a certificate of stock, the board of directors may direct the issuance of a new certificate in lieu thereof upon such terms and conditions in conformity with law as the board may prescribe. The board of directors may in its discretion require an affidavit of lost certificate and/or a bond in such form and amount and with such surety as it may determine before issuing a new certificate.

   Section 4. Transfer of Shares. Upon surrender to the corporation or to a transfer agent of the corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and receipt of such documentary stamps as may be required by law and evidence of compliance with all applicable securities laws and other restrictions, the corporation shall issue a new certificate to the person entitled thereto, and cancel the old certificate. Every such transfer of stock shall be entered on the stock books of the corporation which shall be kept at its principal office or by the person and at the place designated by the board of directors.

   Except as otherwise expressly provided in Article II, Sections 7 and 11, and except for the assertion of dissenters' rights to the extent provided in Article 113 of the Colorado Business Corporation Act, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person.

   Section 5. Transfer Agent, Registrars and Paying Agents. The board may at its discretion appoint one or more transfer agents, registrars and agents for making payment upon any class of stock, bond, debenture or other security of the corporation. Such agents and registrars may be located either within or outside Colorado. They shall have such rights and duties and shall be entitled to such compensation as may be agreed.


                               ARTICLE VI
                   Indemnification of Certain Persons

   Section 1.     Indemnification.  For purposes of Article VI, a
"Proper Person" means any person who was or is a party or is threatened to be made a party to any threatened, pending, or complete action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any foreign or domestic profit or nonprofit corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company, or other enterprise or employee benefit plan. The corporation shall indemnify any Proper Person against reasonably incurred expenses (including any attorneys' fees), judgments, penalties, fines (including any excise tax assessed with respect to an employee benefit plan) and amounts paid in settlement reasonably incurred by him in connection with such action, suit or proceeding if it is determined by the groups set forth in Section 4 of this Article that he conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the corporation's best interests, or (ii) in all other cases (except criminal cases), that his conduct was at least not opposed to the corporation's best interests, or
(iii) in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. A Proper Person will be deemed to be acting in his official capacity while acting as a director, officer, employee or agent on behalf of this corporation and not while acting on this corporation's behalf for some other entity.

   No indemnification shall be made under this Article VI to a Proper Person with respect to any claim, issue or matter in connection with a proceeding by or in the right of a corporation in which the Proper Person was adjudged liable to the corporation or in connection with any proceeding charging that the Proper Person derived an improper personal benefit, whether or not involving action in an official capacity, in which he was adjudged liable on the basis that he derived an improper personal benefit. Further, indemnification under this
Section in connection with a proceeding brought by or in the right of the corporation shall be limited to reasonable expenses, including attorneys' fees, incurred in connection with the proceeding.

   Section 2. Right to Indemnification. The corporation shall indemnify any Proper Person who was wholly successful, on the merits or otherwise, in defense of any action, suit, or proceeding as to which he was entitled to indemnification under Section 1 of this
Article VI against expenses (including attorneys' fees) reasonably incurred by him in connection with the proceeding without the necessity of any action by the corporation other than the determination in good faith that the defense has been wholly successful.

   Section 3. Effect of Termination of Action. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person seeking indemnification did not meet the standards of conduct described in
Section 1 of this Article VI. Entry of a judgment by consent as part of a settlement shall not be deemed an adjudication of liability, as described in Section 2 of this Article VI.

   Section 4. Groups Authorized to Make Indemnification Determination. Except where there is a right to indemnification as set forth in Sections 1 or 2 of this Article or where indemnification is ordered by a court in Section 5, any indemnification shall be made by the corporation only as authorized in the specific case upon a determination by a proper group that indemnification of the Proper Person is permissible under the circumstances because he has met the applicable standards of conduct set forth in Section 1 of this Article. This determination shall be made by the board of directors by a majority vote of those present at a meeting at which a quorum is present, which quorum shall consist of directors not parties to the proceeding ("Quorum"). If a Quorum cannot be obtained, the determination shall be made by a majority vote of a committee of the board of directors designated by the board, which committee shall consist of two or more directors not parties to the proceeding, except that directors who are parties to the proceeding may participate in the designation of directors for the committee. If a Quorum of the board of directors cannot be obtained and the committee cannot be established, or even if a Quorum is obtained or the committee is designated and a majority of the directors constituting such Quorum or committee so directs, the determination shall be made by (i) independent legal counsel selected by a vote of the board of directors or the committee in the manner specified in this Section 4, or, if a Quorum of the full board of directors cannot be obtained and a committee cannot be established, by independent legal counsel selected by a majority vote of the full board (including directors who are parties to the action) or (ii) a vote of the shareholders.

   Section 5. Court-Ordered Indemnification. Any Proper Person may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction for mandatory indemnification under Section 2 of this Article, including indemnification for reasonable expenses incurred to obtain court-ordered indemnification. If the court determines that such Proper Person is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he met the standards of conduct set forth in Section 1 of this Article or was adjudged liable in the proceeding, the court may order such indemnification as the court deems proper except that if the Proper Person has been adjudged liable, indemnification shall be limited to reasonable expenses incurred in connection with the proceeding and reasonable expenses incurred to obtain court-ordered indemnification.

   Section 6.     Advance of Expenses.  Reasonable expenses
(including attorneys' fees) incurred in defending an action, suit or proceeding as described in Section 1 may be paid by the corporation to any Proper Person in advance of the final disposition of such action, suit or proceeding upon receipt of (i) a written affirmation of such Proper Person's good faith belief that he has met the standards of conduct prescribed by Section 1 of this Article VI, (ii) a written undertaking, executed personally or on the Proper Person's behalf, to repay such advances if it is ultimately determined that he did not meet the prescribed standards of conduct (the undertaking shall be an unlimited general obligation of the Proper Person but need not be secured and may be accepted without reference to financial ability to make repayment), and (iii) a determination is made by the proper group (as described in Section 3 of this Article VI) that the facts as then known to the group would not preclude indemnification. Determination and authorization of payments shall be made in the same manner specified in Section 4 of this Article VI.

   Section 7. Witness Expenses. The sections of this Article VI do not limit the corporation's authority to pay or reimburse expenses incurred by a director in connection with an appearance as a witness in a proceeding at a time when he has not been a named defendant or respondent in the proceeding.

   Section 8. Report to Shareholders. Any indemnification of or advance of expenses to a director in accordance with this Article VI, if arising out of a proceeding by or on behalf of the corporation, shall be reported in writing to the shareholders with or before the notice of the next shareholders' meeting. If the next shareholder action is taken without a meeting at the instigation of the board of directors, such notice shall be given to the shareholders at or before the time the first shareholder signs a writing consenting to such action.


                               ARTICLE VII
                         Provision of Insurance

   By action of the board of directors, notwithstanding any interest of the directors in the action, the corporation may purchase and maintain insurance, in such scope and amounts as the board of directors deems appropriate on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the corporation, or who, while a director, officer, employee, fiduciary or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any other foreign or domestic corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company or other enterprise or employee benefit plan, against any liability asserted against, or incurred by, him in that capacity arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of Article VI or applicable law. Any such insurance may be procured from any insurance company designated by the board of directors of the corporation, whether such insurance company is formed under the laws of Colorado or any other jurisdiction of the United States or elsewhere, including any insurance company in which the corporation has an equity interest or any other interest, through stock ownership or otherwise.


                              ARTICLE VIII
                              Miscellaneous

   Section 1. Seal. The corporate seal of the corporation shall be circular in form and shall contain the name of the corporation and the words, "Seal, Colorado."

   Section 2. Fiscal Year. The fiscal year of the corporation shall be as established by the board of directors.

   Section 3. Amendments. The board of directors shall have power, to the maximum extent permitted by the Colorado Business Corporation Act, to make, amend and repeal the bylaws of the corporation at any regular or special meeting of the board unless the shareholders, in making, amending or repealing a particular bylaw, expressly provide that the directors may not amend or repeal such bylaw. The shareholders also shall have the power to make, amend or repeal the bylaws of the corporation at any annual meeting or at any special meeting called for that purpose.

   Section 4. Gender. The masculine gender is used in these bylaws as a matter of convenience only and shall be interpreted to include the feminine and neuter genders as the circumstances indicate.

   Section 5. Conflicts. In the event of any irreconcilable conflict between these bylaws and either the corporation's articles of incorporation or applicable law, the latter shall control.

   Section 6. Definitions. Except as otherwise specifically provided in these bylaws, all terms used in these bylaws shall have the same definition as in the Colorado Business Corporation Act.

   THE FOREGOING BYLAWS, consisting of eighteen (18) pages, including this page, constitute the bylaws of Boulder Capital
Opportunities, Inc., adopted by the board of directors of the corporation as of April 22, 1996.



_____________________________________
President

EXHIBIT 4.1 - SPECIMEN CERTIFICATE

Contents:

State of Incorporation
Name of Company
Number of authorized shares of common stock
Name of Individual Shareholder
Number of shares owned by individual shareholder

Fully paid and non-assessable shares
Date of issuance of certificate
Signature of President
Restrictive transfer legend

EXHIBIT 27 - FINANCIAL DATA SCHEDULE