Form 10QSB
period 1997-07-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1997-09-18
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-28530

                      BOULDER CAPITAL OPPORTUNITIES, INC.
                    (Name of small business in its charter)

Colorado                                  84-1341980
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

192 Searidge Court
Shell Beach, CA                         93449
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (805) 773-5350

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  __X__   No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At July 31, 1997, the following shares of common were outstanding: Common Stock, no par value, 1,010,000 shares

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)

Quarter Ended July 31, 1997
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
BALANCE SHEET
July 31, 1997
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              -
 Total current assets                                  -

NON-CURRENT ASSETS
Organizational costs (net)                          1332
 Total other assets                                 1332

TOTAL ASSETS                                        1332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                    2966
 Total current liabilities                          2966

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,010,000 shares issued and
 outstanding                                        8025
Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                      -

Deficit accumulated during the
 development stage                                (9659)

 Total stockholders' equity                       (1634)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                              1332

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED)

                     Period from
                     Inception                   For quarter ended July 31
                     (4/22/96)
                     to July 31, 1997                1997            1996

INCOME                         -                        -               -

EXPENSES
Amortization                 443                       88              88
Legal and
 professional             10,216                    1,547           1,748

TOTAL EXPENSES            10,659                    1,635           1,836

NET LOSS                (10,659)                  (1,635)         (1,836)

Balance, beginning of
 period                        -                  (9,024)         (2,501)

Balance, end of
 period                 (10,659)                 (10,659)         (4,337)

NET LOSS
  PER SHARE                    (.0106)                   (.0016)         (.0018)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING           1,010,000                1,010,000       1,010,000

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                   Period from
                   Inception            For the three months ended
                   (4/22/96)                    July 31
                   to 7/31/97               1997             1996

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                (10,659)         (1,635)          (1,835)
Noncash items
 included in net loss:
    Amortization
    expense                  443              88               88
  Expenses paid by
    related party          1,000           1,000                -

Changes in:
  Current
  liabilities              2,966           (627)          (2,500)
Net cash used
  by operating
  activities             (6,250)         (1,174)           (4337)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES                    -               -                -

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Issuance of common         6,250               -                -

Net cash provided by
 financing activities      6,250               -                -

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS             (6,250)         (1,174)          (4,337)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                    6,250           1,174            6,249

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                 -               -            2,002

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 1997


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

Note 3.  RELATED PARTY TRANSACTIONS

At July 31, 1997, the Company owed $1,547 to a law firm, an officer of which is a shareholder of the Company.

During the quarter ended July 31, 1997, the Company's President, who is also a shareholder of the Company, paid a $1,000 account owed by the Company to its independent auditors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

        The Company's plan of operations for the next twelve months is to continue to seek to complete a merger or acquisition transaction with a small or medium-sized enterprise which desires to become a public corporation. In selecting a potential merger or acquisition candidate, the Company will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the Company to qualify its shares for trading on NASDAQ or on an exchange.

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

        The Company's balance sheet for the quarter ended July 31, 1997, reflects no current assets and current liabilities in the amount of $2,966. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBIT 27 - Financial data schedule.

        (b) There have been no reports on Form 8-K for the quarter ending July 31, 1997.


                               *****************

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, INC.
(Registrant)

Date:   September 18, 1997

/s/_____________________________
   Mark DiSalvo, President