Form 10-Q
period 1997-10-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1997-12-17
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 31, 1997, the following shares of common were outstanding: Common Stock, no par value, 1,010,000 shares

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)

Quarter Ended October 31, 1997
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
BALANCE SHEET
October 31, 1997
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents         -
 Total current assets             -

NON-CURRENT ASSETS
Organizational costs (net)    1,244
 Total other assets           1,244

TOTAL ASSETS                  1,244

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable              4,954
 Total current liabilities    4,954

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,010,000 shares issued and
 outstanding                  8,025
Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding -

Deficit accumulated during the
 development stage         (11,735)

 Total stockholders' equity (3,710)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                        1,244

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
Page 1 of 2
(UNAUDITED)

         Period from
                     Inception For quarter ended October 31
                     (4/22/96)
                 to October 31, 19971997 1996

INCOME             -              -         -

EXPENSES
Amortization       -             88        88
Legal and
 professional 12,204          1,988       827

TOTAL EXPENSES12,735          2,076       917

NET LOSS    (12,735)        (2,076)     (917)

Balance, beginning of
 period            -       (10,659)   (1,836)

Balance, end of
 period        (12,735)    (12,735)   (2,753)

NET LOSS
  PER SHARE   (.0106)         (.002)    (nil)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING1,010,000     1,010,000 1,010,000

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
Page 2 of 2
(UNAUDITED)

               Six Months
                    ended
                 10/31/97


INCOME                  -

EXPENSES
Amortization          176
Legal and
 professional       3,535

TOTAL EXPENSES      3,711

NET LOSS          (3,711)

Balance, beginning of
 period           (9,024)

Balance, end of
 period          (12,735)

NET LOSS
  PER SHARE         (.0037)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING    1,010,000

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                       Period from
                    For the six months endedInception
                         October 31   (4/22/96) to
                     1997      1996       10/31/97
Net cash used in
   operating activities(1,988)(3,074)     (11,204)

Net cash used in
   investing activities -         -              -

Net cash used in
   financing activities -     6,250          6,250

Net increase (decrease)
   in cash and cash
   equivalents      3,176   (1,988)        (4,954)

Cash and cash equivalents at
   beginning of period(2,002)(2,966)             0

Cash and cash equivalents at
   end of period    1,174   (4,954)        (4,954)

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 1997

NOTE 1.  Basis of Presentation

     The information included in the consolidated condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

NOTE 2.  Development Stage Company

     The Company was incorporated under the laws of the State of Colorado on April 22, 1996. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts.

NOTE 3.  Loss Per Common Share

     Loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. In March, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings to per share and applies to entities with publicly held common stock. This statement is effective for interim and annual periods ending after December 15, 1997, and early adoption is not permitted. The Company will adopt this statement for its fiscal year ending April 30, 1998, and when adopted, the statement will require restatement of prior years' earnings per share.

Note 4.  Related Party Transactions

At October 31, 1997, the Company owed $4,954 to a law firm, an officer of which is a shareholder of the Company.


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

     The Company's balance sheet for the quarter ended October 31, 1997, reflects no current assets and current liabilities in the amount of $4,954. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)EXHIBIT 27 - Financial data schedule.

     (b) There have been no reports on Form 8-K for the quarter ending October 31, 1997.


                *****************

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, INC.
(Registrant)

Date:December 17, 1997

Signature:  /s/_____________________________
          Mark DiSalvo, President