Form 10QSB
period 1998-01-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1998-03-11
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 6, 1998, the following shares of common were outstanding: Common
Stock, no par value, 1,010,000 shares

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)

Quarter Ended January 31, 1998
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
BALANCE SHEET
January 31, 1998
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              -
 Total current assets                                  -

NON-CURRENT ASSETS
Organizational costs (net)                         1,156
 Total other assets                                1,156

TOTAL ASSETS                                       1,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                       -
 Total current liabilities                             -

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,010,000 shares issued and
 outstanding                                       8,025
Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                      -

Deficit accumulated during the
 development stage                               (6,869)

 Total stockholders' equity                        1,156

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             1,156

The accompanying notes are an integral part of the financial statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED)
Page 1 of 2

                                For the three            For the three
                                months ended             months ended
                                January 31               January 31
                                    1998                     1997

INCOME                                 -                        -

EXPENSES
Amortization                          88                       89
Legal and
 professional                      2,053                    2,152

TOTAL EXPENSES                     2,141                    2,241

NET LOSS                         (2,141)                  (2,241)

Balance, beginning of
 period                         (12,735)                  (5,254)

Balance, end of
 period                         (14,876)                  (7,495)

NET LOSS
  PER SHARE                    0.002                    0.002

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                   1,010,000                1,010,000

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED)
Page 2 of 2

                                For the         Period from              Period from
                                nine months     inception                inception
                                ended           (4/22/96)                (4/22/96)
                                January 31      to January 31            to January 31
                                    1998             1997                    1998

INCOME                                 -                -                       -

EXPENSES
Amortization                         264              270                     620
Legal and
 professional                      5,588            4,724                  14,256

TOTAL EXPENSES                     5,852            4,994                  14,876

NET LOSS                         (5,852)          (4,994)                (14,876)

Balance, beginning of
 period                          (9,024)          (2,501)                       -

Balance, end of
 period                         (14,876)          (7,495)                (14,876)

NET LOSS
  PER SHARE                     0.006           0.005                   0.015

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                   1,010,000        1,010,000               1,010,000

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                For the         Period from              Period from
                                nine months     inception                inception
                                ended           (4/22/96)                (4/22/96)
                                January 31      to January 31            to January 31
                                    1998             1997                    1998
CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                        (2,141)           (2,241)                (14,876)
Noncash items
 included in net loss:
    Amortization
    expense                           88               89                     620
  Expenses paid by
    related party                  4,954                -                   8,006


Changes in:
  Current
  liabilities                    (4,954)            2,152                       -
Net cash used
  by operating
  activities                           -                -                   6,250

CASH FLOWS FROM
 INVESTING
 ACTIVITIES                            -                -                       -

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Issuance of common                     -                -                   6,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                           -                -                       -

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                                -            1,174                       -

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                         -            1,174                       -

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 1998

Note 1. BASIS OF PRESENTATION

        The information included in the consolidated condensed financial statements is unaudited, but includes all adjustments
(consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

NOTE 2.  DEVELOPMENT STAGE COMPANY

        The Company was incorporated on April 22, 1996, in the State of Colorado as Boulder Capital Opportunities, Inc., to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts.

NOTE 3.  LOSS PER COMMON SHARE

        Loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. In March, 1997, the Financial Accounting
Standards Board issued SFAS No. 128, Earnings Per Share.  SFAS
No. 128 establishes standards for computing and presenting earnings to per share and applies to entities with publicly held common stock. This statement is effective for interim and annual periods ending after December 15, 1997, and early adoption is not permitted. The
Company has adopted this statement for its quarter ending January 31, 1997.

NOTE 4.  INTEREST AND INCOME TAX EXPENSES

        The Company neither incurred nor paid any interest or income tax liabilities during the interim periods presented.


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

        The Company's balance sheet for the quarter ended January
31, 1998, reflects no current assets. Although the Company's balance sheet also reflects no current liabilities, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay future liabilities as they accrue, and in order to satisfy the Company's cash requirements for the next twelve months.

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBIT 27 - Financial data schedule.

        (b) There have been no reports on Form 8-K for the quarter ending January 31, 1998.


                               *****************

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, INC.
(Registrant)

Date:   March 17, 1998

/s/_____________________________
   Mark DiSalvo, President