Form 10KSB
period 1998-04-30
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1998-07-24
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          Form 10-KSB

(Mark One)
 ..X...Annual report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the fiscal year ended April 30, 1998.

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

State the aggregate market value of the voting stock held by nonaffili-ates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,010,000 as of July 20, 1998.

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

ITEM 2.      DESCRIPTION OF PROPERTY.

      The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 192 Searidge Court, Shell Beach, California 93449, which is the office address of its president. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (805) 773-5350.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 1998.

                            Part II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

      Although the Company's shares have been approved for trading on the OTC Bulletin Board since December, 1997, under the trading symbol "BCOI," no actual trading of such shares has occurred. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 333 persons.

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

      The Company's balance sheet for the fiscal year ended April
30, 1998, reflects current assets of $74 and current liabilities in the amount of $1,264. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

ITEM 7.      FINANCIAL STATEMENTS.

      See following pages.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

For the Year Ended April 30, 1998
with Independent Auditor's Report

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditor
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT AUDITOR


Board of Directors
BOULDER CAPITAL OPPORTUNITIES, INC.
Shell Beach, California


I have audited the accompanying statement of financial position of BOULDER CAPITAL OPPORTUNITIES, INC. (a development stage company) as of April 30, 1998 and the related statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of BOULDER
CAPITAL OPPORTUNITIES, INC. (a development stage company) as of April 30, 1998 and the results of its operations, shareholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.



Gerald R. Perlstein
Los Angeles, California

July 15, 1998
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statement of Financial Position
April 30, 1998

ASSETS
Current Assets:
       Cash                                           $74
             Total Current Assets                     $74

Other Assets:
       Organizational costs, net                    1,065

             Total Assets                           1,139

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                             1,264
             Total Current Liabilities              1,264

Shareholders' Equity
       Preferred Stock - no par value;
       10,000,000 shares authorized;
       No shares issued and outstanding

       Common Stock - no par value;
       100,000,000 shares authorized;
       1,010,000 shares issued and outstanding      8,025

       Additional paid-in-capital                   7,486

       Accumulated deficit during development stage(15,636)

       Total Shareholders' Equity                   (125)

       Total Liabilities and Shareholders' Equity  $1,139

The Accompanying Notes are an integral part of these Financial Statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
Statements of Operations
For the Year Ended April 30, 1998
and the Period From April 22, 1996 (Date of Inception) to April 30, 1998

                                                  Since
                                  1998            Inception
Revenues                          None               None
Cost and expenses                6,612             15,636
Net Loss                       (6,612)           (15,636)
Weighted average common
  shares outstanding         1,010,000          1,010,000
Loss per share                 (.006)            (.015)

The Accompanying Notes are an integral part of the Financial
Statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity
For the Year Ended April 30, 1998
and For the Period From April 22, 1996 (Date of Inception) to April 30, 1998
(Page 1 of 2)



                                                         Additional
                         Common Stock                    Paid-In
                         Number             Amount       Capital

Shares issued at
 inception for services
 at $.0025 per share     710,000             1,775

Shares issued for cash:
 at $.0025 per share     100,000               250
 at $.03 per share       200,000             6,000

Net loss for period

Balance April 30,
   1996                1,010,000             8,025

Net loss for year

Balance April 30,
   1997                1,010,000             8,025

Contributed capital                                       7,486

Net loss for year

Balance April 30,
   1998                1,010,000             8,025        7,486

The Accompanying Notes are an integral part of the Financial
Statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity
For the Year Ended April 30, 1998
and For the Period From April 22, 1996 (Date of Inception) to April 30, 1998
(Page 2 of 2)

                         Acc. Deficit
                         During                   Total
                         Development              Shareholders'
                         Stage                    Equity

Shares issued at
 inception for services
 at $.0025 per share                                1,775

Shares issued for cash:
 at $.0025 per share                                  250
 at $.03 per share                                  6,000

Net loss for period      (2,501)                  (2,501)

Balance April 30,
   1996                  (2,501)                    5,524

Net loss for year        (6,523)                  (6,523)

Balance April 30,
   1997                  (9,024)                    (999)

Contributed capital                                 7,486

Net loss for year        (6,612)                  (6,612)

Balance April 30,
   1998                 (15,636)                    (125)

The Accompanying Notes are an integral part of the Financial
Statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statements of Cash Flows
For the Year Ended April 30, 1998
and For the Period April 22, 1996 (Date of Inception) to April 30, 1998

                                                         Since
                                      1998               Inception

Cash Flows from Operating activities:

Net loss                             (6,612)           (15,636)
Adjustments to reconcile
  net loss to net

Cash used by operating activities:
  Amortization                           355                710

Increase (Decrease) in
  accounts payable                   (2,329)              1,264

Net cash used in operating
 activities:                         (8,586)           (13,662)

Cash Flows from Investing
 Activities: None

Cash Flows from Financing
 Activities:

Proceeds from issuance of
 Common Stock                             --              6,250
Proceeds from contributed
 capital                               7,486              7,486
Net cash provided by
 financing activities                  7,486             13,736

Net Increase (Decrease) in cash      (1,100)                 74

Cash beginning of year (period)        1,174                  0

Cash end of year (period)                 74                 74

The Accompanying Notes are an integral part of the Financial
Statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Notes to Financial Statements
As of April 30, 1998 and For The Period
April 22, 1996 (Date of Inception) to April 30, 1998



1.       SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

   A.    Organization and Business:

Boulder Capital Opportunities, Inc. (the "Company") was incorporated in the State of Colorado on April 2, 1996. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standard Board, and has not engaged in any significant business other than organizational efforts. The Company intends to operate as a capital market access corporation and to acquire existing businesses through merger or acquisition.

   B.    Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   C.    Loss Per Share:

Loss per share of common stock is computed using the weighted average number of common shares outstanding during the periods shown.

   D.    Organizational Costs:

Organizational costs include costs incurred for professional services at the inception of the Company and is being amortized over a five year period using the straight-line method.

   E.    Change In Control of the Company:

A change in control of the Company occurred on August 19, 1997. On that date the majority shareholder and other shareholders sold most of their shares of common stock of the Company to a group of investors who previously had held a minority interest.

   F.    Income Taxes:

The Company owes no federal income taxes. Any loss carry forward incurred from date of inception until the change in control of the Company will be disallowed.

   G.    Prior Audit:

The financial statements of the Company as of April 30, 1997 and for the period April 22, 1996 (Date of Inception) to April 30, 1997, were audited by other auditors whose report dated July 10, 1997, expressed an unqualified opinion on those financial statements.

   H.    Statement of Cash Flows:

Supplemental disclosure of cash flow information is as follows:

On April 22, 1996, professional services valued at $1,775 were capitalized as organizational costs, and exchanged for 710,000 shares of common stock.

There has been no cash paid for interest or taxes for the period ended April 30, 1996 (date of inception) to April 30, 1998.


2.       SHAREHOLDERS' EQUITY

On April 22, 1996, the Company issued 710,000 shares of its no par value common stock to affiliates for services valued at their fair market value of $1,775. This amount has been recorded as organizational costs and is being amortized over a five year period.

On April 23, 1996, the Company issued 100,000 shares of its no par value common stock to its President at $.0025 per share or $250.

On April 30, 1996, the Company issued 200,000 shares of its no par value common stock to various investors for $6,000.

During the year ended April 30, 1998, the majority shareholder contributed working capital in the amount of $7,486.


3.       COMMITMENTS

The Company has no outstanding commitments or obligations, nor is it a party to any litigation. The Company presently shares office space with the majority shareholder for which it pays no rent.


4.       RELATED PARTY TRANSACTIONS

A shareholder is an officer of the law firm which is the Company's general and securities counsel. For the year ended
April 30, 1998, and since inception, the Company has incurred
$7,750 and $12,071, respectively, for legal services rendered, of which $1,264 was payable at April 30, 1998.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

Any client-auditor relationship which existed between the registrant and Stark Tinter & Associates, LLC, 5299 DTC Boulevard, Suite 300, Englewood, Colorado 80111, the independent accountant previously engaged as the principal accountant to audit the registrant's financial statements, was terminated effective May 1, 1998. As of that date the registrant elected to engage a new independent accountant, Gerald R. Perlstein, CPA, 1260 S. Beverly Glen Boulevard, Suite 106, Los Angeles, California 90024, as the principal accountant to audit the registrant's financial statements for the fiscal year ended April 30, 1998. The decision to change accountants was recommended and approved by the board of directors of the registrant.

   There were no disagreements with Stark Tinter & Associates,
LLC, at any time, on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.


                           Part III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The directors and executive officers currently serving the Company are as follows:

Name                        Age         Positions Held and
                                        Tenure
Mark DiSalvo                47          President and Director


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

   The directors and officers will devote their time to the Com-pany's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

   Mark DiSalvo is currently self-employed as a business consultant, providing consulting services relating to mergers and acquisitions. Mr. DiSalvo is the President of the Company.
Mr. DiSalvo has also been engaged in the securities business in various capacities from 1984 to the present. Mr. DiSalvo served as President, Chairman of the Board of Directors, Chief
Executive Officer, Treasurer and Secretary of SITEK, Incorporated, a publicly traded development stage company (formerly Dentmart Group, Ltd.) from March, 1997 to July
1998.  He is the husband of Leah DiSalvo.

   Leah DiSalvo is the Secretary of the Company. Mrs. DiSalvo has worked with her husband, Mark A. DiSalvo, in the securities business in various capacities from 1984 to the present.

Compliance With Section 16(a) of the Exchange Act.

   To the best knowledge and belief of the Company, its officers, directors and principal shareholders who are required to comply with Section 16(a) of the Exchange Act did not file a report on Form 5 within 45 days after April 30, 1998 (the end of the preceding fiscal year). However, to the best knowledge and belief of the Company, all such officers, directors and principal shareholders made a late filing on Form 5, Annual Statement of Changes in Beneficial Ownership, prior to the date of filing of this report on Form 10-KSB by the Company.

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

Name and                    Number of Shares         Percent
Address                     Owned Beneficially       of Class
                                                     Owned
Mark DiSalvo
192 Searidge Court
Shell Beach, CA  93449

                       370,000<F1>                 36.63%


David DiSalvo
302 LaMarina
Santa Barbara, CA  93104

                            66,000                  6.53%

All directors and
executive officers
(1 person)
                       370,000<F1>                 36.63%

<F1>
Includes 270,000 shares owned by California Brokerage
Services, Inc., of which Mr. DiSalvo may be deemed to be the beneficial owner. Mr. DiSalvo is an officer and director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Indemnification of Officers and Directors

   As permitted by Colorado law, the Company's Articles of In-corporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.
Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provi-sions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

   Pursuant to the Colorado Corporation Code, the Company's
Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director re-ceives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Change of Control

   On August 19, 1997, Mark DiSalvo, California Brokerage Services, Inc. (a company controlled by Mr. DiSalvo) and certain other persons designated by California Brokerage Services, Inc., purchased a total of 639,000 shares of the Company's common stock for a total purchase price of $12,000.
In a previous transaction in November 1996, California
Brokerage Services, Inc., had purchased 270,000 shares of the Company's common stock for a total purchase price of $28,000.
On or about April 15, 1998, California Brokerage Services, Inc., purchased an additional 66,000 shares for a total purchase price of $24,750. The 66,000 shares were subsequently transferred to David DiSalvo, the brother of Mark DiSalvo.

   The various prices paid for purchase of shares by Mr.
DiSalvo, California Brokerage Services, Inc., and other purchaser designated by them, were the result of arms length negotiations. Following completion of the transactions described herein, Mr. DiSalvo, California Brokerage Services, Inc., and the other persons designated by them, owned a total of 975,000 shares, or approximately 96.53% of the Company's issued and outstanding stock. A total of 370,000 of such shares, or approximately 36.63% of the issued and outstanding stock, was owned directly or indirectly, by Mr. DiSalvo.

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

   Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current principal stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price sub-stantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisi-tion involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 10-
KSB.

a. The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.         Document

3.1 Articles of Incorporation (incorporated by reference to Form 10-SB filed with the Securities and Exchange
Commission on behalf of the Company on July 29, 1996)

3.2                  Bylaws (incorporated by reference to
Form 10-SB filed with the Securities and Exchange Commission on behalf of the Company on July 29, 1996)

4.1                  Specimen Certificate (incorporated by
reference to Form 10-SB filed with the Securities and Exchange
Commission on behalf of the Company on July 29, 1996)

27                   Financial Data Schedule

The Company filed no reports Form 8-K during the last quarter of its fiscal year ending April 30, 1998.

Signatures


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BOULDER CAPITAL OPPORTUNITIES, INC.



By:/s/ ____________________________
   Mark DiSalvo
   President, CEO, and Director


Date: July 24, 1998

EXHIBIT 27 - FINANCIAL DATA SCHEDULE