Form 10QSB
period 1998-10-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1998-12-15
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
_________.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 31, 1998, the following shares of common were outstanding: Common Stock, no par value, 1,010,000 shares

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)

Quarter Ended October 31, 1998
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
BALANCE SHEET
October 31, 1998
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            -
 Total current assets                                -

NON-CURRENT ASSETS
Organizational costs (net)                         888
 Total other assets                                888

TOTAL ASSETS                                       888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   663
 Total current liabilities                         663

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,010,000 shares issued and
 outstanding                                     8,025
Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                    -
Additional Paid-in Capital                      10,380


Deficit accumulated during the
 development stage                            (18,180)

 Total stockholders' equity                        225
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             888

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
Page 1 of 2
(UNAUDITED)

                                For the three months ended
                                         October 31
                                   1998                   1997

INCOME                                -                      -

EXPENSES
Amortization                         88                     88
Legal and
 professional                       663                  1,988

TOTAL EXPENSES                      753                  2,076

NET LOSS                          (753)                (2,076)

Balance, beginning of
 period                        (17,427)               (10,659)

Balance, end of
 period                        (18,180)               (12,735)

NET LOSS
  PER SHARE                    (nil)                     (nil)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                  1,010,000              1,010,000

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
Page 2 of 2
(UNAUDITED)

                                                                           Period from
                                                                             Inception
                                       Six Months Ended                   (4/22/96) to
                               10/31/98               10/31/97                10/31/98


INCOME                                -                      -                       -

EXPENSES
Amortization                        177                    176                     887
Legal and
 professional                     2,367                  3,535                  17,293

TOTAL EXPENSES                    2,544                  3,711                  18,180

NET LOSS                        (2,544)                (3,711)                (18,180)

Balance, beginning of
 period                        (15,630)                (9,024)                       -

Balance, end of
 period                        (18,180)               (12,735)                (18,180)

NET LOSS
  PER SHARE                    (.0025)                (.0037)                   (.018)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                  1,010,000              1,010,000               1,010,000

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

                               For the         For the                Period from
                               six months      six months             inception
                               ended           ended                  (4/22/96)
                               October 31      October 31             to October 31
                                   1998           1997                    1998
CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                        (2,544)        (3,711)                (18,180)
Noncash items
 included in net loss:
    Amortization
    expense                         177            176                     887

Changes in:
  Current
  liabilities                     (601)          1,361                     663
Net cash used
  by operating
  activities                    (2,968)        (2,174)                  16,630

CASH FLOWS FROM
 INVESTING
 ACTIVITIES                           -              -                       -

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Issuance of common                    -              -                   6,250
Contributed capital               2,894          1,000                  10,380

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                                   16,630

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                       (74)        (1,174)                       -

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                              74          1,174                       -

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                        -              -                       -

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 1998

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

Note 4.  Interest and Income Tax Expense

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

       The Company's balance sheet for the quarter ended October 31, 1998, reflects no current assets and current liabilities in the amount of $663. The Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months. The Company has no current plans to raise additional funds and it has no formal agreement or understanding in place with its shareholders or other persons pursuant to which they have agreed to contribute additional capital. However, during the first six months of the current fiscal year, one of the Company's principal shareholders has contributed a total of $2,894 of additional capital in order to enable the Company to pay its current liabilities and management believes that the Company's shareholders will continue to advance capital to the Company for the remainder of the current fiscal year in order to enable it to pay its current liabilities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.

Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBIT 27 - Financial data schedule.

       (b) There have been no reports on Form 8-K for the quarter ending October 31, 1998.

                              *****************

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, INC.
(Registrant)

Date:  December 15, 1998

Signature:  /s/_____________________________
               Mark DiSalvo, President