Form 10QSB
period 1999-01-31
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1999-03-05
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1999.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 31, 1999, the following shares of common were outstanding: Common Stock, no par value, 1,010,000 shares

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


BOULDER CAPITAL OPPORTUNITIES, INC
(A Development Stage Company)

Quarter Ended January 31, 1999
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
BALANCE SHEET
January 31, 1999 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            -
 Total current assets                                -

NON-CURRENT ASSETS
Organizational costs (net)                         800
 Total other assets                                800

TOTAL ASSETS                                       800

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                 1,645
 Total current liabilities                       1,645

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,010,000 shares issued and
 outstanding                                     8,025

Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                    -
Additional Paid-in Capital                      10,380

Deficit accumulated during the
 development stage                            (19,250)

 Total stockholders' equity                      (845)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             800

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
Page 1 of 2
(UNAUDITED)

                                For the three months ended
                                         January 31
                                   1999                   1998

INCOME                                -                      -

EXPENSES
Amortization                         88                     88
Legal and
 professional                       982                  2,053

TOTAL EXPENSES                    1,070                  2,141

NET LOSS                        (1,070)                (2,141)

Balance, beginning of
 period                        (18,180)               (12,735)

Balance, end of
 period                        (19,250)               (14,876)

NET LOSS
  PER SHARE                    (.001)                (.002)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                  1,010,000              1,010,000

The accompanying notes are an integral part of the financial statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
Page 2 of 2
(UNAUDITED)

                                                                           Period from
                                                                             Inception
                                       Nine Months Ended                  (4/22/96) to
                                1/31/99               1/31/98                 1/31/99


INCOME                                -                      -                       -

EXPENSES
Amortization                        265                    264                     975
Legal and
 professional                     3,349                  5,588                  18,275

TOTAL EXPENSES                    3,614                  5,852                  19,250

NET LOSS                        (3,614)                (5,852)                (19,250)

Balance, beginning of
 period                        (15,630)                (9,024)                       -

Balance, end of
 period                        (19,250)               (14,876)                (19,250)

NET LOSS
  PER SHARE                    (.0036)                (.0058)                   (.019)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                  1,010,000              1,010,000               1,010,000

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

                               For the         For the                Period from
                               nine months     nine months            inception
                               ended           ended                  (4/22/96)
                               January 31      January 31             to January 31
                                   1999           1998                    1999
CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                        (3,614)        (5,852)                (19,250)
Noncash items
 included in net loss:
    Amortization
    expense                         265            264                     975
  Expenses paid by
    related party                     -

Changes in:
  Current
  liabilities                       381        (1,948)                   1,645
Net cash used
  by operating
  activities                    (2,968)        (7,536)                  16,630

CASH FLOWS FROM
 INVESTING
 ACTIVITIES                           -              -                       -

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Issuance of common                    -              -                   6,250
Contributed capital               4,018          6,362                  10,380

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                -                  16,630

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                       (74)        (1,174)                       -

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                              74          1,174                       -

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                        -              -                       -

The accompanying notes are an integral part of the financial statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 1999

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

       The Company's balance sheet for the quarter ended January 31, 1999, reflects no current assets and current liabilities in the amount of $1,645. The Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months. The Company has no current plans to raise additional funds and it has no formal agreement or understanding in place with its shareholders or other persons pursuant to which they have agreed to contribute additional capital. However, during the first nine months of the current fiscal year, one of the Company's principal shareholders has contributed a total of $4,018 of additional capital in order to enable the Company to pay its current liabilities and management believes that the Company's shareholders will continue to advance capital to the Company for the remainder of the current fiscal year in order to enable it to pay its current liabilities.

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

       (b) There have been no reports on Form 8-K for the quarter ending January 31, 1999.

                              *****************

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES, INC.
(Registrant)

Date:  March 5, 1999

Signature:  /s/_____________________________
               Mark DiSalvo, President