Form 10KSB
period 1999-04-30
BOULDER CAPITAL OPPORTUNITIES INC F/A
filed 1999-07-19
CIK 1015663

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB

(Mark One)
 ..X... Annual report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the fiscal year ended April 30, 1999.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,010,000 as of July 12, 1999.

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

Transitional Small Business Disclosure
Format:
Yes ....  No  ..X..

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

        The Company was incorporated under the laws of the State of Colorado on April 22, 1996, and as of the date of this report on Form 10-KSB remains in the development stage. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital, and efforts to locate a suitable business acquisition candidate. The Company has not com-menced any commercial operations. The Company has no full-time employees and owns no real estate.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such busi-ness opportunity. The Company intends to seek opportunities demon-strating the potential of long-term growth as opposed to short-term earnings.

        As of the end of its fiscal year ending April 30, 1999, the Company had not identified a particular business opportunity it intended to pursue. However, subsequent to the end of its fiscal year, the Company identified a business acquisition candidate, and on or about June 25, 1999, the Company and certain of its principal shareholders entered into a Reorganization and Stock Purchase
Agreement with Stan Lee Media, Inc., a Delaware corporation, and
Robert G. Bryan.

        The transactions contemplated by the Reorganization and Stock Purchase Agreement include a 2.5:1 forward stock split, sale by certain principal shareholders of the Company of approximately 2,028,825 shares (post split) to a group of purchasers designated by Stan Lee Media, Inc., and the issuance of 8,500,000 new shares in exchange for all of the issued and outstanding common stock of Stan Lee Media,
Inc.   Closing under the Reorganization and Stock Purchase Agreement is currently scheduled for approximately August 12, 1999.

        In the event the Company completes closing under the Reorganization and Stock Purchase Agreement, it will result in a change in control. In addition, it will position the Company to commence business operations through its wholly-owned subsidiary, Stan Lee Media, Inc. Its business activities are expected to include deploying the global brand, intellectual property development capabilities and goodwill of comic book publisher Stan Lee to the Internet, as well as to other new media and traditional media platforms. Other business activities are expected to include engaging in e-commerce through product and merchandise sales, on-line publishing, gaming, distance learning, financial services, sponsorships, co-branding, advertising, product placement and endorsements.

        The Company's search for acquisition candidates has been directed toward small and medium-sized enterprises which having a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ. The Company believes that Stan Lee Media, Inc., satisfies these criteria.

        The Company has not restricted its search for investment opportunities to any particular geographical area, industry or type of business acquisition. In the event the proposed transaction with Stan Lee Media, Inc., is not consummated, the Company will resume its search and will again not limit or restrict itself to any particular geographical area, industry or type of business acquisition.

        The current officers and directors of the Company are expected to resign their management positions in conjunction with completion of the business acquisition transaction with Stan Lee Media, Inc. Following such resignations, the Company's current management will not have any control over the conduct of the Company's business.

INVESTIGATION AND SELECTION OF BUSINESS
OPPORTUNITIES

        The analysis of business opportunities was undertaken by or under the supervision of the Company's President. In selecting Stan Lee Media, Inc., as its business acquisition target, the Company considered, among other things, the following factors:

               (1) Potential for growth and profitability as a result of the plan to deploy the global brand, intellectual property development capabilities and goodwill of Stan Lee Media, Inc. to the Internet;

               (2) The Company's perception of how this business opportunity will be received by the investment community and by the Company's stockholders;

               (3) The possibility or likelihood that following the business combination, the Company's financial condition will be, or will have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ;

               (4) Capital requirements and anticipated availability of required funds;

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

        No one of the factors described above was controlling in the selection of the business opportunity.

        In the event the proposed business acquisition transaction with Stan Lee Media, Inc., is not consummated, and it is necessary for the Company to resume its search for a suitable business acquisition candidate, management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. However, potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive in the event the proposed transaction with Stan Lee Media, Inc. is not consummated. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

        The transaction with Stan Lee Media, Inc., is structured as a share exchange, in which the Company will acquire all of the issued and outstanding common stock of Stan Lee Media, Inc., in exchange for the issuance of 8,500,000 shares of the Company's authorized but previously unissued common stock.

        It is impossible to predict the manner in which the Company may participate in a new business opportunity in the event the proposed transaction with Stan Lee Media, Inc., is not consummated. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corpora-tions or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

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

        CAUTIONARY STATEMENT FOR PURPOSES OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

        (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

        (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

        (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

        (iv)   "Management Discussion and Analysis or Plan of
Operation" - the possibility that the Company may receive revenue from operations and its need for additional capital during the current fiscal year, and the existence of potential Year 2000 issues.

        The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.        DESCRIPTION OF PROPERTY.

        The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 192 Searidge Court, Shell Beach, California 93449, which is the office address of its President. The Company pays no rent for the use of this mailing address. In the event the Company completes the proposed business acquisition transaction with Stan Lee Media, Inc., it is anticipated that the Company will thereafter maintain offices at the same location as those currently maintained by Stan Lee Media, Inc., in Encino, California. The Company's current telephone number is
(805) 773-5350.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 1999.

                                 Part II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        Although the Company's shares have been approved for trading on the OTC Bulletin Board since December, 1997, under the trading symbol "BCOI," no actual trading of such shares occurred at any time during the fiscal year ended April 30, 1999. As of April 30, 1999, the Company's securities were currently held of record by a total of approximately 333 persons.

        No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $8,025 from its inside capitalization funds and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. The Company also received a total of $11,729 in additional paid in capital as a result of payments made by shareholders on its behalf. Consequently, the Company's balance sheet for the fiscal year ended April 30, 1999, reflects no current assets, and total assets of $710 in the form of unamortized organization costs.

Results of Operations

        During the period from April 22, 1996 (inception) through
April 30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

        In the event the Company does not complete the proposed merger transaction with Stan Lee Media, Inc, it anticipates that for the fiscal year ending April 30, 2000, it will incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.

        Until the Company completes a business acquisition transaction it is not expected to generate revenues. In the event the Company completes the proposed share exchange transaction with Stan Lee
Media, Inc., which is currently scheduled to close on or about August 12, 1999, it is anticipated that the Company will generate revenues during the fiscal year through the operations of Stan Lee Media, Inc., as its wholly owned subsidiary. However, current management is not in a position to estimate or to determine the prospective level of
revenue.   The Company may nevertheless continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

        The Company will require additional capital in order to meet its cash needs for the next year. At a minimum, this will include sufficient capital to pay the costs associated with completing the proposed share exchange transaction with Stan Lee Media, Inc., and the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934 until it is able to complete the proposed share exchange transaction.

        No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

        In the event the Company completes the proposed share exchange transaction with Stan Lee Media, Inc., its needs for additional capital will change. Current management has no basis upon which to determine the possible capital needs of the Company following completion of the contemplated share exchange transaction.

        Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.


ITEM 7.        FINANCIAL STATEMENTS.

        See following pages.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

For the Year Ended April 30, 1999
with Independent Auditor's Report

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditor - 14
Statement of Financial Position - 15
Statements of Operations - 16
Statement of Stockholders' Equity - 17
Statement of Cash Flows - 21
Notes to Financial Statements - 23

REPORT OF INDEPENDENT AUDITOR

Board of Directors
BOULDER CAPITAL OPPORTUNITIES, INC.
Shell Beach, California

I have audited the accompanying statements of financial position of BOULDER CAPITAL OPPORTUNITIES, INC. (a development stage company) as of April 30, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOULDER CAPITAL OPPORTUNITIES, INC. (a development stage company) as of April
30, 1999 and 1998 and the results of its operations, shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.







Gerald R. Perlstein
Los Angeles, California

May 6, 1999
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statement of Financial Position
April 30, 1999 and 1998

                                                1999                  1998
ASSETS
Current Assets:
       Cash                                        0                    74
               Total Current Assets                0                    74

Other Assets:
       Organizational costs, net                 710                 1,065

               Total Assets                      710                 1,139

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                        2,297                 1,264
               Total Current Liabilities       2,297                 1,264

Shareholders' Equity
 Preferred Stock - no par value;
 10,000,000 shares authorized;
 No shares issued and outstanding

 Common Stock - no par value;
 100,000,000 shares authorized;
 1,010,000 shares issued
 and outstanding                               8,025                 8,025

Additional paid-in-capital                    11,729                 7,486

Accumulated deficit during
 development stage                          (21,341)              (15,636)

Total Shareholders' Equity                   (1,587)                 (125)

Total Liabilities and
 Shareholders' Equity                            710                 1,139

The Accompanying Notes are an integral part of these Financial Statements. BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)
Statements of Operations
For the Years Ended April 30, 1999 and 1998 and the Period From April 22, 1996 (Date of Inception) to April 30, 1999

                                                                            Since
                                        1999                  1998      Inception
Revenues                                None                  None           None
Cost and expenses                      5,705                 6,612         21,341
Net Loss                             (5,705)               (6,612)       (21,341)
Weighted average common
  shares outstanding               1,010,000             1,010,000      1,010,000
Loss per share                      (.006)                 (.006)         (.021)


The Accompanying Notes are an integral part of the Financial
Statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity
For the Years Ended April 30, 1999 and 1998 and For the Period From April 22, 1996 (Date of Inception) to April 30, 1999
(Page 1 of 2)


                                                                  Additional
                             Common Stock                         Paid-In
                             Number                 Amount        Capital

Shares issued at
 inception for services
 at $.0025 per share          710,000                 1,775

Shares issued for cash:
 at $.0025 per share          100,000                   250
 at $.03 per share            200,000                 6,000

Net loss for period

Balance April 30,
   1996                     1,010,000                 8,025

Net loss for year

Balance April 30,
   1997                     1,010,000                 8,025

Contributed capital                                                  7,486

Net loss for year

Balance April 30,
   1998                     1,010,000                 8,025          7,486

Contributed capital                                                  4,243

Net loss for year

Balance April 30,
   1999                     1,010,000                 8,025         11,729

The Accompanying Notes are an integral part of the Financial
Statements.

BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statement of Shareholders' Equity
For the Years Ended April 30, 1999 and 1998 and For the Period From April 22, 1996 (Date of Inception) to April 30, 1999
(Page 2 of 2)

                                  Acc. Deficit
                                      During                         Total
                                 Development                 Shareholders'
                                       Stage                        Equity

Shares issued at
 inception for services
 at $.0025 per share                                                 1,775

Shares issued for cash:
 at $.0025 per share                                                   250
 at $.03 per share                                                   6,000

Net loss for period                  (2,501)                      (2,501)

Balance April 30,
   1996                              (2,501)                         5,524

Net loss for year                    (6,523)                       (6,523)

Balance April 30,
   1997                              (9,024)                         (999)

Contributed capital                                                  7,486

Net loss for year                    (6,612)                       (6,612)

Balance April 30,
   1998                             (15,636)                         (125)

Contributed capital                                                  4,243

Net loss for year                    (5,705)                       (5,705)

Balance April 30,
   1999                             (21,341)                       (1,587)

The Accompanying Notes are an integral part of the Financial
Statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

Statements of Cash Flows
For the Years Ended April 30, 1999 and 1998 and For the Period April 22, 1996 (Date of Inception) to April 30, 1999

                                                                            Since
                                        1999                  1998      Inception

Cash Flows from Operating activities:
  Net loss                           (5,705)               (6,612)       (21,341)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
  Amortization                           355                   355          1,065

  Increase (Decrease) in
     accounts payable                  1,033               (2,329)        (2,297)

  Net cash used in operating
     activities:                     (4,317)               (8,586)       (17,979)

Cash Flows from Investing Activities:
     None

Cash Flows from Financing Activities:

  Proceeds from issuance of
     Common Stock                         --                    --          6,250
  Proceeds from contributed
     capital                           4,243                 7,486         11,729

  Net cash provided by
     financing activities:             4,243                 7,486         17,979

  Net Increase (Decrease) in cash       (74)               (1,100)              0

  Cash beginning of year (period)       (74)                 1,174              0

  Cash end of year (period)                0                    74              0

The Accompanying Notes are an integral part of the Financial
Statements.
BOULDER CAPITAL OPPORTUNITIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
As of April 30, 1999 and For The Period
April 22, 1996 (Date of Inception) to April 30, 1999



1.         SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

A.         Organization and Business:

   Boulder Capital Opportunities, Inc. (the "Company") was incorporated in the State of Colorado on April 2, 1996. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, and has not engaged in any significant business other than organizational efforts. The Company intends to operate as a capital market access corporation and to acquire existing businesses through merger or acquisition.

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

D.         Organizational Costs:

   Organizational costs include costs incurred for professional services at the inception of the Company and these costs are being amortized over a five year period using the straight-line method.

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

   There has been no cash paid for interest or taxes for the period ended April 30, 1996 (date of inception) to April 30,
1999.

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

   During the year ended April 30, 1998 and 1999, the majority shareholder contributed working capital in the amount of $7,486 and $4,243, respectively.

3.         COMMITMENTS

   The Company has no outstanding commitments or obligations, nor is it a party to any litigation. The Company presently shares office space with the majority shareholder for which it pays no rent.

4.         RELATED PARTY TRANSACTIONS

   A shareholder is an officer of the law firm which is the Company's general and securities counsel. For the years ended April 30, 1998 and 1999, and since inception, the Company has incurred $7,750, $4,001, and $16,072, respectively, for legal services rendered, of which $2,297 was payable at April 30, 1999.

5.         SUBSEQUENT EVENT

   On or about June 25, 1999, the Company and certain of its principal shareholders entered into a Reorganization and Stock Purchase Agreement with Stan Lee Media, Inc., a Delaware corporation, and Robert G. Bryan. The transactions contemplated by the Reorganization and Stock Purchase
Agreement include a 2.5:1 forward stock split, sale by certain principal shareholders of the Company of approximately
2,028,825 shares (post split) to a group of purchasers designated by Stan Lee Media, Inc., and the issuance of 8,500,000 new shares in exchange for all of the issued and outstanding common
stock of Stan Lee Media, Inc.   Closing under the
Reorganization and Stock Purchase Agreement is currently scheduled for approximately August 12, 1999. In the event the Company completes closing under the Reorganization and Stock Purchase Agreement, it will result in a change in control.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

   Any client-auditor relationship which existed between the Company and Stark Tinter & Associates, LLC, 5299 DTC
Boulevard, Suite 300, Englewood, Colorado 80111, the independent accountant previously engaged as the principal accountant to audit the Company's financial statements, was terminated effective May 1, 1998. As of that date the Company elected to engage a new independent accountant, Gerald R. Perlstein, CPA, 1260 S. Beverly Glen Boulevard, Suite 106, Los Angeles, California 90024, as the principal accountant to audit the Company's financial statements for the fiscal year ended April 30, 1999. The decision to change accountants was recommended and approved by the board of directors of the Company.

   There were no disagreements with Stark Tinter & Associates,
LLC, at any time, on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                Part III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The directors and executive officers currently serving the Company are as follows:

Name                          Age               Positions Held and
                                                Tenure
Mark DiSalvo                   48               President and Director

Leah DiSalvo                   49               Secretary


Biographical Information

Mark DiSalvo

   Mark DiSalvo has been the President and a Director of the Company since August, 1997. He is also currently self-employed as a business consultant, providing consulting services relating to mergers and acquisitions. Mr. DiSalvo has also been engaged in the securities business in various capacities from 1984 to the present. Mr. DiSalvo served as President, Chairman of the Board of Directors, Chief Executive Officer, Treasurer and Secretary of SITEK, Incorporated, a publicly traded development stage company (formerly Dentmart Group, Ltd.) from March,
1997 to July 1998.  He is the husband of Leah DiSalvo.

Leah DiSalvo

   Leah DiSalvo has been the Secretary of the Company since
August, 1997. Mrs. DiSalvo has worked with her husband, Mark A. DiSalvo, in the securities business in various capacities from 1984 to the present.

   The directors named above will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected or appointed. Thereafter, directors will generally be elected for one-year terms at the annual stock-holders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

   The directors and officers will devote their time to the Com-pany's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Compliance With Section 16(a) of the Exchange Act.

   To the best knowledge and belief of the Company, its officers, directors and principal shareholders who are required to comply with Section 16(a) of the Exchange Act did not file a report on Form 5 within 45 days after April 30, 1999 (the end of the preceding fiscal year). However, to the Company has requested that all of its officers, directors and principal shareholders complete such filings as soon as reasonably possible, and it is currently anticipated that all such filings will be completed on or before July 31, 1999.

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

Name and                         Number of Shares             Percent
Address                          Owned Beneficially           of Class
                                                              Owned
Mark DiSalvo
192 Searidge Court
Shell Beach, CA  93449

                             370,000<F1>                    36.63%


Santina Anness
9554 Via Solerno
Burbank, CA  91504

                                 100,000                     9.90%

Robert Greenspan
400 Corporate Point Suite 560
Culver City, CA  90230

                                 100,000                     9.90%

Alissa DiSalvo
192 Searidge Court
Shell Beach, CA  93349

                                 100,000                     9.90%

Matthew DiSalvo
192 Searidge Court
Shell Beach, CA  93449

                                 100,000                     9.90%

Robert Kern
23676 Blythe Street
West Hills, CA  91304

                                 100,000                     9.90%

All directors and
executive officers
(2 persons)
                             370,000<F1>                    36.63%

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

Previous Change of Control

   On August 19, 1997, Mark DiSalvo and certain other persons designated by Mr. DiSalvo purchased a total of 639,000 shares of the Company's common stock for a total purchase price of $12,000. In a previous transaction in November 1996, California Brokerage Services, Inc., a company controlled by Mr. DiSalvo had purchased 270,000 shares of the Company's common stock for a total purchase price of $28,000. On or about April 15, 1998, California Brokerage Services, Inc., purchased an additional 66,000 shares for a total purchase price of $24,750 and transferred such shares to persons designated by Mr. DiSalvo.

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

Contemplated Change of Control

   On or about June 25, 1999, the Company and certain of its principal shareholders entered into a Reorganization and Stock Purchase Agreement with Stan Lee Media, Inc., a Delaware corporation, and Robert G. Bryan. The transactions contemplated by the Reorganization and Stock Purchase
Agreement include a 2.5:1 forward stock split, sale by certain principal shareholders of the Company of approximately
2,028,825 shares (post split) to a group of purchasers designated by Stan Lee Media, Inc., and the issuance of 8,500,000 new shares in exchange for all of the issued and outstanding common
stock of Stan Lee Media, Inc.   Closing under the
Reorganization and Stock Purchase Agreement is currently scheduled for approximately August 12, 1999. In the event the Company completes closing under the Reorganization and Stock Purchase Agreement, it will result in a change in control. The Company will have a total of approximately 11,025,000 shares outstanding. Current shareholders of the Company will own 496,125 shares, or approximately 4.5% of the outstanding stock, and the Company's current officers and directors will resign and appoint successors designated by Stan Lee Media, Inc.

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

Exhibit No.              Document

3.1 Articles of Incorporation (incorporated by reference to Form 10-SB filed with the Securities and Exchange
Commission on behalf of the Company on July 29, 1996).

3.2                      Bylaws (incorporated by reference to
Form 10-SB filed with the Securities and Exchange Commission on behalf of the Company on July 29, 1996).

4.1                      Specimen Certificate (incorporated by
reference to Form 10-SB filed with the Securities and Exchange
Commission on behalf of the Company on July 29, 1996).

27                       Financial Data Schedule

The Company filed no reports on Form 8-K during the last quarter of its fiscal year ending April 30, 1999.

Signatures


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOULDER CAPITAL OPPORTUNITIES, INC.


By:/s/ ____________________________
           Mark DiSalvo
           President, CEO, and Director

Date: July 19, 1999
EXHIBIT 27 - FINANCIAL DATA SCHEDULE