Form 10QSB
period 1999-09-30
STAN LEE MEDIA INC
filed 1999-11-15
CIK 1015663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999    COMMISSION FILE NO 0-28530


                              STAN LEE MEDIA, INC.


Incorporated in the State of Colorado                        IRS No. 84-1341980


                       15821 Ventura Boulevard, Suite 675,
                            Encino, California 91436
                                 (818) 461-1757



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes (X)                            No (   )

                Common Stock without par value 11,431,029 shares
                        outstanding at September 30, 1999

                                      INDEX


                              STAN LEE MEDIA, INC.


PART I. FINANCIAL INFORMATION


                                                                                                             Page
                                                                                                             ----
Item 1.  Financial Statements

     Balance sheet (unaudited) -
          September 30, 1999                                                                                  2
     Statements of operations (unaudited) -
          Nine months ended September 30, 1999 and 1998 and;                                                  3
          Cumulative from October 13, 1998 (date of inception) to September 30, 1999
     Statements of cash flows (unaudited) -
          Nine months ended September 30, 1999 and
          Cumulative from October 13, 1998 (date of inception) to September 30, 1999                          4
     Notes to financial statements                                                                            5

Item 2.  Plan of Operations                                                                                  11


PART II. OTHER INFORMATION                                                                                   13

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              STAN LEE MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                     SEPTEMBER 30,
                                                                                                         1999
                                                                                                    --------------

                                          Assets
Current assets:
    Accounts receivable                                                                               $    3,250
    Prepaid expenses                                                                                      27,996
      Total current assets                                                                                31,246

Investment                                                                                                51,300
Property and equipment, net                                                                              145,512
Trademarks                                                                                                57,303
Unamortized debt discount                                                                                 56,186
                                                                                                      ----------
Total assets                                                                                          $  341,547
                                                                                                      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                                                    $    5,478
    Accounts payable                                                                                     572,606
    Obligations under capital leases, current portion                                                      7,171
    Deferred Revenue                                                                                      51,300
    Loans payable                                                                                        410,000
                                                                                                       ---------
      Total current liabilities                                                                        1,046,555

Obligations under capital leases, long-term portion                                                       81,717
                                                                                                      ----------
Total liabilities                                                                                      1,128,272
Commitments

Shareholders' deficit:
Preferred stock, no par value, 10,000,000 shares
    authorized, none issued and outstanding                                                                    -
Common stock, no par value, 100,000,000 shares
    authorized, 11,431,029 issued and outstanding                                                         11,432
Additional paid-in capital                                                                             2,095,851
Deficit accumulated during the development stage                                                      (2,894,008)
                                                                                                      ----------

Total shareholders' deficit                                                                             (786,725)
                                                                                                      ----------
Total liabilities and stockholders' deficit                                                           $  341,547
                                                                                                      ==========



                       See notes to financial statements.

                              STAN LEE MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                             CUMULATIVE FROM OCTOBER 13,
                                                              NINE MONTHS ENDED              1998 (DATE OF INCEPTION) TO
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                    ----------------------------------------- --------------------
                                                           1999                 1998                 1999
                                                    -------------------- -------------------- --------------------
Sales                                                     $     20,605       $            -         $      20,605
Cost of sales                                                      450                    -                   450
                                                          ------------       --------------         -------------
Net sales                                                       20,155                    -                20,155
Operating expenses
    Salaries and benefits                                      802,543                    -               802,543
    Consulting fees                                            637,847                    -               660,867
    Advertising and promotion                                  165,537                    -               170,537
    Production consulting                                      158,969                    -               158,969
    Professional fees                                          551,206                    -               551,206
    Rent                                                        97,044                    -                97,044
    Office expense                                              79,543                    -                79,808
    Entertainment and travel                                    67,684                    -                70,860
    Printing and reproduction                                   43,433                    -                43,433
    Equipment lease and rental                                  39,271                    -                39,271
    Automobile expense                                          24,777                    -                25,182
    Amortization and depreciation                               24,229                    -                24,283
    Telephone                                                   21,160                    -                21,340
    Insurance                                                   20,561                    -                20,561
    Internet access                                             17,607                    -                17,677
    Repairs                                                      6,991                    -                 6,991
    Public relations                                             2,472                    -                 2,622
    Franchise taxes                                                100                    -                   100
                                                          ------------       --------------         -------------
Total operating expenses                                     2,760,974                    -             2,793,294
                                                          ------------       --------------         -------------
Operating loss                                              (2,740,819)                   -            (2,773,139)
    Net interest expense                                          (768)                   -                  (869)
                                                          ------------       --------------         -------------
Income before non-recurring cost
    incurred on merger                                      (2,741,587)                   -            (2,774,008)
Non-recurring costs incurred on merger                        (120,000)                   -              (120,000)
                                                          ------------       --------------         -------------
Net loss                                                  $ (2,861,587)      $            -         $  (2,894,008)
                                                          ------------       --------------         -------------
Earnings per common share:
    Basic                                                      $ (0.31)           $       -               $ (0.32)
    Diluted                                                    $ (0.31)           $       -               $ (0.32)
Weighted average shares used in computation:
    Basic                                                    9,228,801                    -             8,922,255
    Diluted                                                  9,228,801                    -             8,922,255


                       See notes to financial statements.

                              STAN LEE MEDIA, INC.
                          (A DEVELOMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                              CUMULATIVE FROM OCTOBER 13,
                                                                          NINE MONTHS ENDED   1998 (DATE OF INCEPTION) TO
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                        -------------------- ---------------------
                                                                               1999                 1999
                                                                        -------------------- -------------------

Cash flows from operating activities:
    Net loss                                                             $    (2,861,587)     $   (2,894,008)
    Adjustments to reconcile net loss to net cash
      used in operating
      activities:
      Depreciation and amortization                                               24,229              24,283
      Stock issued for services                                                      460                 880
      Stock issued during merger                                                   2,525               2,525
      Stock options issued for services                                          441,712             441,712
      Changes in assets and liabilities:
        Accounts receivable                                                       (3,250)             (3,250)
        Prepaid expenses                                                         (17,996)            (27,996)
        Accounts payable                                                         567,431             572,606
                                                                         ---------------      --------------
           Net cash used in operating activities                              (1,846,474)         (1,883,247)
                                                                         ---------------      --------------

Cash flows from investing activities:
    Acquistion of property and equipment                                        (167,843)           (169,794)
    Application for trademarks                                                   (57,303)            (57,303)
                                                                         ---------------      --------------
           Net cash used in investing activities                                (225,146)           (227,097)
                                                                         ---------------      --------------

Cash flows from financing activities:
    Loans payable                                                                410,000             410,000
    Lease obligations                                                             88,888              88,888
    Subscription stock                                                           275,000                   -
    Stocks issued                                                                    346               8,026
    Capital contribution                                                       1,270,632           1,597,952
                                                                         ---------------      --------------
           Net cash provided by financing activities                           2,044,866           2,104,866
                                                                         ---------------      --------------

Net decrease in cash                                                             (26,754)             (5,478)
Cash, beginning of period                                                         21,276                   -
                                                                         ---------------      --------------
Cash, end of period                                                      $        (5,478)     $       (5,478)
                                                                         ---------------      --------------



Supplemental disclosure of non-cash transactions:
    Common Stock issued for services                                     $           460      $          880
    Common Stock issued during merger                                              2,525               2,525


                       See notes to financial statements.

                              STAN LEE MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS:

Stan Lee Entertainment, Inc. ("Entertainment") (a Development Stage Enterprise) was incorporated in the State of Delaware on October 13, 1998. Stan Lee Media, Inc. ("SLM Delaware") was originally incorporated in the State of Delaware on January 14, 1999. Entertainment was merged with SLM Delaware on April 14, 1999 in the State of Delaware with the name of the surviving corporation being Stan Lee Media, Inc.

Effective July 23, 1999, SLM Delaware engaged in a share exchange with Boulder Capital Opportunities, Inc. ("Boulder") a public company, incorporated in the State of Colorado. The new name of the company after the share exchange is Stan Lee Media, Inc. ("SLM") This share exchange was accounted for as a reverse acquisition in which SLM Delaware is considered the predecessor of SLM because it had operations at the time of the share exchange. In this share exchange, the shareholders of SLM Delaware received 8,500,000 shares of common stock of Boulder in exchange for all of the issued and outstanding shares of common stock of SLM Delaware. The number of shares outstanding after this transaction were 11,025,000.

SLM is a newly established, internet based, multi-media company producing original characters and content built on Stan Lee's branded recognition. This development stage company will create a web-site with games, merchandise and trading areas. A lifetime employment agreement, effective April 1, 1999, was made between SLM and Stan Lee which provides that SLM is granted all of Stan Lee's rights, title, and interest in all ideas, names, titles, characters, symbols, logos, designs, visual representations, artwork, and literary property including Stan Lee's name and likeness used and created by Stan Lee for SLM. Under this agreement, Stan Lee will serve as Chairman and Chief Creative Officer of SLM and his services are exclusive with the exception of those services he is required to provide for Marvel Enterprises, Inc., as Chairman Emeritus, which will require no more than an average of 10-15 hours per week of his time. See
Note 5 commitments.

NOTE 2 - BASIS OF PRESENTATION:

The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in SLM's Form 8-K/A dated July 23, 1999 filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring accruals), necessary to present fairly the financial position of SLM as of September 30, 1999, and the results of its operations for the nine months ended September 30, 1999 and 1998 and the period from October 13, 1998 (date of inception) through September 30, 1999, and its cash flows for the nine months ended September 30, 1999 and the period from October 13, 1998 (date of inception) through September 30, 1999. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results expected for the entire year ending December 31, 1999.

                              STAN LEE MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
                                   (UNAUDITED)


NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:


                                              September 30,     Estimated
                                                   1999        Useful Life
        ---------------------------------------------------------------------

        Computer equipment                  $        155,213        3 years
        Computer software                              3,092        3 years
        Furniture and fixtures                        11,436        5 years
        ---------------------------------------------------------------------

                                                     169,741
        Less accumulated depreciation                 24,229
        ---------------------------------------------------------------------

                                            $        145,512
        ---------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS:

Two unsecured promissory notes were issued September 15, 1999 and September 21, 1999, by two shareholders of SLM to Stan Lee Media, Inc. in the amount of $100,000 each, with interest on unpaid principal at 8% per annum. The principal and accrued and unpaid interest shall be payable in one lump sum not later than 60 days from September 15, 1999 and 90 days from September 21, 1999, respectively. The note holders are entitled to warrants for 5,000 shares of Common Stock, no par value, at a purchase price per share of $5.00, that are exercisable until September 14, 2002 and September 20, 2002, respectively. As of November 10, 1999 both notes have not been repaid interest or principal and the expected interest payable for both notes at the end of 60 days is $1,315.07.

SLM received loans from related parties of $210,000 at September 30, 1999 as working capital. The balances are non-interest bearing and due on demand with no specific payment provisions.

NOTE 5 - COMMITMENTS:

SLM entered into lease agreements to lease office spaces from November 1, 1998 to October 31, 2004. Minimum future annual payments under these agreement as of September 30, 1999 are as follows:


   Year ended                                                             Amount
   --------------------------------------------------------------------------------

       1999                                                        $      63,412
       2000                                                              310,712
       2001                                                              317,476
       2002                                                              225,169
       2003                                                              181,435
       2004                                                              154,957
   --------------------------------------------------------------------------------

                                                                   $   1,253,161
   --------------------------------------------------------------------------------

                              STAN LEE MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
                                   (UNAUDITED)


NOTE 5 - COMMITMENTS (CONT'D):

SLM has entered into an employment agreement with Stan Lee. Under the agreement Stan Lee will receive a base salary of $250,000 per year, beginning April 1, 1999 and is payable for the remainder of his life. In addition, Stan Lee shall also receive an annual bonus equal to ten percent of all net profits after taxes reported by SLM. Stan Lee will serve as Chairman and Chief Creative Officer of SLM.

Equipment Leases

SLM entered into various capital leases for computers and related equipment. The leases range from 24 to 60 month terms. Minimum future annual payments under the agreements as of September 30, 1999 are as follows:


 Year ended                                                             Amount
 --------------------------------------------------------------------------------

     1999                                                         $     11,772
     2000                                                               47,087
     2001                                                               39,693
     2002                                                               16,002
     2003                                                                5,772
     2004                                                                1,443
 --------------------------------------------------------------------------------

                                                                  $    121,769
 --------------------------------------------------------------------------------


NOTE 6 - INVESTMENT IN NPO ONLINE, INC. STOCK

On March 16, 1999, SLM entered into an agreement with NPO Online, Inc. ("NPO"), a company which will provide an e-commerce store front Internet site, that is linked with SLM's Internet site, which will enable purchasing of retail Comic Books and related retail Comic Book products of SLM and NPO. In exchange for exclusive retail linking rights, and joint marketing and promotions, SLM will receive 10% of the gross revenue received for the NPO sales transacted through this Internet site to be paid to SLM, on a monthly basis for the previous month's sales. If SLM sells any merchandise through the NPO site and fulfills the order itself, SLM will pay 10% of those gross sales to NPO. For any resale or collectible merchandise sold by SLM using NPO's storefront, which is not readily available on the retail market, SLM will pay 7.5% of those gross sales to NPO.

NPO will be the exclusive provider of retail comic books for SLM and neither SLM nor Mr. Stan Lee shall endorse or promote the marketing or sale of comic books by any other online retailer other than NPO. For this exclusivity, NPO issued 180,000 shares of its common stock with a fair value of $0.285 per share to SLM, at the grant date of March 16, 1999. If SLM decides to sell any of the shares, NPO has the first right to purchase those shares.

The total authorized capital stock of NPO is 11,000,000 shares of common stock, $0.001 par value per share, of which 7,003,158 shares are issued and outstanding as of March 16, 1999.

                              STAN LEE MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
                                   (UNAUDITED)

NOTE 6 - INVESTMENT IN NPO ONLINE, INC. STOCK (CONTINUED)

The obligations under the agreement are in effect on the date that the website becomes operational and the agreement term is for an initial period of three years from March 16, 1999.

NOTE 7 - SHAREHOLDERS' EQUITY:

SLM has 100,000,000 authorized shares of common stock at no par value, stated value of $0.001 per share and 10,000,000 shares of preferred stock at no par value. No preferred stock was issued as of September 30, 1999.

Stock Options and Warrants

On July 23, 1999 SLM entered into written compensatory stock option and warrant agreements with certain executives and key employees to purchase 1,250,000 shares at $2.50 per share, the estimated fair market value at the date of grant. The maximum term of the options and warrants is five years. The options and warrants are subject to various vesting terms over the next two to four years.

In July 1999, SLM entered into agreements with two parties for consulting services in exchange for options to purchase 725,000 shares of SLM's common stock, at an exercise price of $2.50 per share, the estimated fair market value at the date of grant. 575,000 of these options were granted to Ziffren, Brittenham, Branca & Fischer LLP as consideration for future services as SLM's general entertainment counsel in connection with structuring and negotiating entertainment-related transactions and all other entertainment related matters. The options vest as of January 22, 2000 and may be exercised any time after vesting to and including July 22, 2009.

Restricted Stock

On July 23, 1999, 10,000 shares of restricted common stock were issued to certain employees in consideration for past services issued at $2.50 per share. Another 50,000 shares of restricted common stock were also issued and to be delivered in June 2000 subject to employment conditions.

On July 30, 1999, 37,500 shares of restricted common stock were issued as part of a Private Placement resulting in proceeds of $150,000 (valued at $4.00 per share).

During August 1999, SLM completed a private placement of 62,500 shares of restricted common stock resulting in proveeds of $250,000 ($4.00 per share).

Subscription Stock

During May through July of 1999, a total of $738,100 in cash was received for subscription stock. The subscription stock consists of 246,029 shares of restrictive stock that were issued on July 23, 1999 in consideration for purchase for a value of $3.00 per share. In addition, warrants were issued to purchase another 246,029 shares at $5.00 per share. All subscribed stock was issued prior to September 30, 1999.

                              STAN LEE MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
                                   (UNAUDITED)



NOTE 8 - SUBSEQUENT EVENTS:

Financial Consulting Agreement

On October 11, 1999, the company entered into an agreement with VMR Capital Markets U.S. ("VMR") in which VMR will assist SLM in its financing and marketing efforts. The agreement calls for VMR to obtain a Bridge Loan and equity capital in the form of a private placement of no less than $6,000,000 in equity before January 1, 2000 and a secondary public offering of no less than $15,000,000 in equity before July 1, 2000. Additionally, VMR will facilitate the listing of the company's stock on the Frankfurt Stock Exchange and develop a trading market on the same exchange. In consideration for such services, VMR will receive shares of SLM's restricted common stock, warrants and cash placement fees.

On October 12, 1999 a Bridge Loan was obtained from VMR Luxembourg, S.A. ("Luxembourg") in the amount of $500,000 at 8% per annum due April 11, 2000. The Bridge Loan is convertible by the holder at $7.00 principal amount for one share of SLM common stock. VMR received a warrant for 25,000 shares of SLM's common stock at an exercise price of $6.18 per share. The warrants expire on October 11, 2002. In accordance with the compensation terms described above, VMR received 10,000 shares of SLM's "restricted" common stock.

On November 8, 1999, SLM's common stock was listed on the Frankfurt Stock Exchange and VMR received 10,000 shares of SLM's "restricted" common stock in accordance with the compensation terms above.

Business Development Agreement

On October 5, 1999, SLM entered into an agreement with Paraversal, Inc. ("Paraversal"), a Company owned by a related party, to provide SLM with strategic business development services, including structuring of corporate partnering relationships and strategic alliances. The agreement calls for SLM to pay Paraversal $16,500 in monthly compensation which may increase as a result of completed equity placements.

Under the agreement, Paraversal is entitled to an annual bonus in accordance with the terms and provisions mutually agreed upon with SLM.

Under the agreement, upon each annual anniversary date of October 5, 1999, Paraversal will receives 200,000 shares of SLM's common stock at a price equal to 110% of the closing bid price on the Nasdaq National Market System, the Nasdaq SmallCap Market or the OTC Electronic Bulletin Board.

On October 5, 1999, Paraversal was granted options to purchase 500,000 shares of SLM's common stock exercisable at $5.00 vesting on January 22, 2000.

Under the agreement, if Paraversal is terminated for any reason other than for Cause or Death and Disability, Paraversal will be entitled to a lump sum severance payment.

At September 30, 1999, deferred compensation of $300,000 due to Paraversal for services rendered since December 1998 was recorded. This amount will be paid in two installments at times mutually agreed upon between SLM and Paraversal.

Short-Term Financing

On November 1, 1999, SLM executed an unsecured promissory note (the
"Note") in the amount of $50,000 with a related party (the "related party") who is a shareholder of SLM. The terms of the note call for SLM to pay interest at 8% per annum. The principal and accrued and unpaid interest shall be payable in one lump sum not later than 30 days from November 1, 1999. Pursuant to the promissory note, warrants for 2,500 shares of SLM's common stock exercisable at $6.00 per share expiring October 31, 2002 were granted to the related party. As of November 15, 1999 the Note has not been repaid interest or principal and the expected interest payable at the end of 60 days is $767.12.

Preferred Stock Issuance

On November 3, 1999, SLM pursuant to an agreement with Macromedia, Inc. ("Macromedia") issued 714,286 shares of SLM's preferred stock at $7.00 per preferred share. On November 5, 1999, a total of $5,000,002 cash was received by SLM. SLM entered into a five-year distribution agreement with Macromedia to distribute 5 series of flash-animated episodes produced by SLM. In addition to the distribution relationship provided by Macromedia, SLM has the right to produce internet programming featuring elements it does not own or control for and with third parties, and to maintain other SLM-branded websites. SLM is required to pay $178,000 of the advertising costs to launch the first series.

NOTE 9 - WARNER BROS. / ACMECITY AGREEMENT:

On June 14, 1999, SLM and Warner Bros./AcmeCity ("WBAC") signed a "Community" agreement which provides that SLM will receive all web community hosting; e-mail; community tools which include free home pages, chat and message boards; with direct buttons from each home page to stanlee.net home page of SLM. These services will be given to SLM at no cost, as well as 50% of the net advertising revenue earned from the site to be paid on a quarterly basis by WBAC to SLM in exchange for exclusively hosting SLM's global community of users. SLM will also have the option to sell advertising inventory on the WBAC site.

WBAC will be the exclusive provider of personal home page services for SLM and will have exclusive access among all personal home page providers.

The E-Commerce rights state that WBAC will be responsible for sales and fulfillment of any premium services such as purchasing additional memory for a personal home page, and will pay SLM 20% of the net revenues derived from the sale of these products.

SLM will be responsible for sales and fulfillment of all goods and services within the Community relating to Stan Lee products and merchandise and will pay WBAC 12.5% of the gross revenue derived from these sales regardless of whether such sales are completed online or by other means. If SLM does not source the products then SLM shall pay WBAC 50% of all revenue it receives from sales of the products if the sale was due to the traffic from the WBAC site. In addition, SLM shall pay WBAC 50% of all revenue it receives from the sale of comic books through any other third party if such sale was due to traffic driven from the site.

The terms of the agreement will be for 18 months from June 14, 1999 and WBAC will have one option to renew for an additional 18 months. The option must be exercised by WBAC no later than 60 days prior to the initial term.

NOTE 10 - REVOLVING CREDIT AGREEMENTS

On July 23, 1999 SLM Inc. entered into two revolving credit agreements for a total of US$2,000,000 dollars available credit. Each credit agreement will expire on July 31, 2000. For each borrowing, a promissory note will be executed that will bear interest, from the date of the borrowing, at LIBOR, as published on The Wall Street Journal plus two percent (2%) per annum computed over a 360 day year. Interest is due and payable monthly on the first day of each month beginning at least 30 days after issuance of the promissory note. As of September 30, 1999, both revolving credit agreements had a zero balance.



ITEM 2 - Plan of Operations.

FORWARD-LOOKING INFORMATION

Certain statements in this Report on Form 10-QSB, particularly under Item 2, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of SLM to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements. Many factors could cause SLM's actual results to differ materially from those in the forward looking statements, including, but not limited to, SLM's listing on the NASDAQ Over the Counter Bulletin Board.


GENERAL

SLM is a newly established, internet based, global branded content creation, production and marketing company using the exclusive services of its founder, pop culture icon Stan Lee, to conceive, create and produce marketable characters and stories for entertainment, merchandising and promotional exploitation around the world. Through no cost, percentage of gross relationships entered into by SLM with the leading retail e-commerce company in the comic book field, Next Planet Over.com and the leading entertainment community hosting company, Warner/Acme City, SLM has achieved the requisites of content, commerce and community defining a robust internet company. With the conclusion of an equity based distribution deal with Macromedia Inc. and its subsidiary Shockwave.com (the largest animation portal for original content on the internet) the company has the opportunity to deliver original, high concept episodic animation to a global audience over the internet. SLM will demonstrate that the internet is now a viable, independent entertainment medium on a par with television and features delivering a distinct, compelling animation entertainment experience to a global universe of 188,000,000 users who have already downloaded or installed Flash animation software.

SLM's strategy of harnessing off line strategic publishing/media partners around the world along with the best of breed online content distribution partners to assemble the largest global youth audience registering at the community based hub site, stanlee.net will ensure continued visibility and support for building the Stan Lee brand and community without traditional huge resource commitments to generating traffic internet companies historically make in order to aggregate eyeballs. Through licensed distribution with a leading animation portal, e.g. Macromedia's Shockwave.com, SLM content will be assured a global audience of millions of registered users which will be encouraged to visit the stanlee.net hub site for community chat, games and related "sticky" experiences. Using this model, SLM will leverage on the audiences of its distribution partners to deliver a dedicated global audience to stanlee.net expeditiously. The company's revenues will be derived from traditional internet advertising, sponsorship and e-commerce sources while the larger revenue streams will be derived from ancillary applications of the new branded content launched on the internet and exploited in television animation, features, comic book publishing, merchandising and licensing.

After the exclusive contract with Founder Stan Lee, SLM's greatest asset has become the creative power represented by the most formidable pan media creative team to be assembled for original internet content creation and production. This team integrates seasoned comic book artists and writers with digital artists and technicians, and senior producers having unsurpassed experience in on line publishing and community building, all producing under the direction of award winning television writers and animation storyboard supervisors. This team currently is producing seven original Stan Lee Super Hero franchises while it prepares for production of additional co-owned global branded content which will harness the audiences of other recognized brands not currently being produced on the internet.

LIQUIDITY AND CAPITAL RESOURCES

SLM's primary sources of liquidity and capital resources have been private placements of common stock and borrowings from related and non-related parties. Refer to the Subsequent Events Note 8 for further description of availability of funds to meet operating requirements.

SLM expects that the cash on hand coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, will be sufficient for operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

No assurance can be given that SLM will be successful in raising additional funds. The unavailability of additional funds when needed could have a material adverse effect on SLM.

RESULTS OF OPERATIONS

Operating expenses for the nine months ended September 30, 1999 and the period from October 13, 1998 (date of inception) to September 30, 1999 are $2,760,974 and $2,793,294, respectively. Operating expenses are increasing as SLM is hiring additional personnel and incurring other expenses as it produces original characters and content for delivery on the internet and other media pursuant to existing and anticipated contractual arrangements. There were no operations for the comparable periods for the prior year.

PURCHASE OF EQUIPMENT

Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

CHANGES IN THE NUMBER OF EMPLOYEES

As of November 12, 1999, there are 46 full-time employees, 33 of whom were in content creation and production, and product development, 4 of whom were in marketing and sales, and 9 of whom were in general and administrative. We anticipate hiring additional staff in all areas consistent with anticipated growth in operations.

YEAR 2000 COMPLIANCE

SLM has reviewed its computer systems to identify those areas that could be adversely affected by Y2K software failures. SLM believes all of its computer systems are Y2K compliant. While, SLM anticipates that any potential future expenditures made in connection with Y2K issues will not be material, there can be no assurance in this regard. SLM believes that some of its customers may be impacted by the Y2K problem, which in turn may affect SLM. Currently, SLM cannot predict the effect that Y2K problems may have on companies with whom it transacts business and there cannot be any assurance that these problems will not materially and adversely affect SLM's financial condition, results of operations or cash flow.


                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

There have been no matters during this reporting period that require disclosure under this item.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

There have been no matters during this reporting period that require disclosure under this item.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during this reporting period.

ITEM 5.        OTHER INFORMATION

There have been no matters during this reporting period that require disclosure under this item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith: Financial Data Schedule (EDGAR filing only).
(b) A Report on Form 8-K was filed on August 3, 1999, as amended by Form 8-K/A filed on September 14, 1999 reporting under Item 2. Acquisition or Disposition of Assets.

     Pursuant to the requirements of the Securities Exchange Act of 1934, Stan Lee Media, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Stan Lee Media, Inc.

/s/ Robert M. Schultz

Robert M. Schultz
Principal Accounting Officer


November 15, 1999