Form 10KSB
period 1999-12-31
STAN LEE MEDIA INC
filed 2000-03-20
CIK 1015663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission file number 0-28530

                              STAN LEE MEDIA, INC.
                 (Name of small business issuer in its charter)

        COLORADO                                                 84-1341980
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          15821 VENTURA BOULEVARD, SUITE 675, ENCINO, CALIFORNIA, 91436
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (818) 461-1757

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year were $30,605.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the issuer's common stock on March 6, 2000 was $88,404,941. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the issuer's common stock, as of March 6, 2000, was 11,856,362.

                              STAN LEE MEDIA, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
--------                                                                    ----
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                            1

ITEM 2.   DESCRIPTION OF PROPERTY                                            11

ITEM 3.   LEGAL PROCEEDINGS                                                  11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           12

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          15

ITEM 7.   FINANCIAL STATEMENTS                                               18

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                18

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                  19

ITEM 10.  EXECUTIVE COMPENSATION                                             25

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     31

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     32

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   33

FORWARD LOOKING STATEMENTS

     When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that these statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those anticipated. Such factors include the availability of sufficient financing to implement the Company's plan of operation, acceptance in the marketplace of the Company's new characters and story franchises and distribution via the Internet, ability to generate revenues through Internet distribution, increased levels of competition, new products and technological changes, and regulatory factors. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                              STAN LEE MEDIA, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR BUSINESS

        We are an Internet-based, global branded content creation, production and marketing company founded by comic book icon Stan Lee to conceive, create, co-create and produce marketable characters and story franchises for entertainment, merchandising and promotional exploitation worldwide. Built on Stan Lee's signature style, our "hub" website, stanlee.net, will be a leading online entertainment destination targeting a global community of 6 to 20 year olds. Our website also is designed to attract the three generations of fans in 100 countries and 27 languages assembled by Stan Lee during his 60-year career as founder and creative head of Marvel Comics and co-creator of the Spider-Man, X-Men, and The Incredible Hulk franchises. Through our no cost, percentage of gross relationships entered into with a leading e-commerce retail comic book company, NPO Online (NextPlanetOver.com), a leading online storefront, WhatsHotNow.com, our digital production studio strategic partner, IBM, and our entertainment community hosting company, Warner/Acme City, we have achieved the requisites of content, commerce and community defining a robust Internet company. Our relationship with Macromedia, Inc., pursuant to which it invested $5 million in our company, and our distribution relationship with Macromedia's subsidiary, shockwave.com (the largest online animation portal for original content), offers the aggregation and delivery of 11 million registered shockwave.com subscribers to our original, high concept episodic animation and to our "sticky content" stanlee.net website. We will demonstrate that the Internet is now a viable, independent entertainment medium with the delivery of a uniquely compelling entertainment experience for a global audience of more than 230,000,000 Flash enabled Internet users with 28.8Kbs or faster modems. Flash is the industry standard for high-impact, vector-based websites that deliver motion, sound, interactivity and graphics.

        Our strategy of co-creating Super Hero franchises as brand extensions of globally recognized leaders in niche markets along with harnessing offline strategic publishing/media partners worldwide will diversify our product and audience demographics and provide continued visibility and support for building the Stan Lee brand and community. By executing this strategy, we intend to significantly mitigate the traditional huge resource commitments made by Internet companies to build their brand and generate traffic. For example, we have entered into an agreement with The Backstreet Boys, the most popular boys music group in the world, having generated more than $1 billion in sales during the last four years, to produce and co-own, under Stan Lee's direction, a Super Hero franchise based on their personae having Internet-based Super Hero alter-egos. This co-owned franchise, The Backstreet Project, extends our reach over the Internet to the international young female audience which has historically been uninvolved with the Super Hero genre. In addition to providing our company with a licensing franchise based on fantasy animated Super Hero extensions of popular musicians, this relationship provides us with access to the sought after youth market and a dedicated international fan base of girls and women aged 8 to 25. We also have entered into an agreement with Viacom Productions to reinvent and produce Internet-based animated webisodes reviving Viacom's world famous Mighty Mouse franchise, while retaining an equity interest in the exploitation of the Stan Lee revised character. Through licensed distribution with Macromedia's shockwave.com animation portal, our content will be exposed to a global audience of millions of registered users who will be encouraged to visit the stanlee.net hub site for community chat, games and related "sticky" experiences. Using this model, we plan to leverage on the audiences of our distribution partners to deliver a dedicated global audience to stanlee.net expeditiously. Our site also will feature content generated by our users, thereby creating a platform for users to interact and tools that allow our members to personalize their user experience. We have designed stanlee.net to facilitate communication among our users, to empower them to express their opinions, creativity and ideas as a community, and to shop online. We believe that we will be able to grow our business in a rapid and cost efficient manner based on global demographics and the desire for users to actively participate in creating user-generated content.

CORPORATE HISTORY AND REORGANIZATION

        Stan Lee Entertainment, Inc. ("Entertainment") was incorporated in the State of Delaware on October 13, 1998. Stan Lee Media, Inc. ("SLM Delaware") was originally incorporated in the State of Delaware on January 14, 1999. Entertainment was merged with SLM Delaware on April 14, 1999 with SLM Delaware being the surviving corporation. Effective July 23, 1999, the surviving Delaware corporation engaged in a share exchange with Boulder Capital Opportunities, Inc., a public company, incorporated in the State of Colorado, which previously had no operating history. This share exchange was accounted for as a reverse acquisition in which SLM Delaware is considered our predecessor because it had operations at the time of the share exchange. The new name of our company after the share exchange is Stan Lee Media, Inc. ("SLM" or the "Company").

INDUSTRY BACKGROUND

        Growth of the Internet, E-Commerce and Online Advertising. The Internet has emerged as a significant global communications medium, enabling millions of people to share information, communicate and conduct business electronically. Both the number of Internet users and the amount of time they spend online are growing. This growth is the result of a number of factors, including: increase in the number of computers in the home, schools and workplace; improvements in computer network infrastructure; more convenient, faster and less expensive Internet access; advances in computer and modem technology; an increase in public awareness of the benefits of using the Internet; and the development of easy-to-use interfaces. The rapid adoption of the Internet represents a significant opportunity for businesses to market and sell products and services online and for advertisers and businesses to capitalize on the Internet's interactive nature by marketing their products to highly targeted audiences. The success of Internet advertising can be attributed to the following factors:
Internet advertising offers advertisers a flexible way to target their messages and measure their results; Internet advertisers can tailor their messages to specific groups of consumers; Internet advertisers can change advertising content frequently in response to market factors, current events and consumer feedback; and advertisers can more accurately track the effectiveness of their advertising messages based on the rate at which consumers directly respond to their advertisements through "click-throughs" that their advertisements receive.

        Growth of Targeted Online Content and Community Sites. As the Internet has grown, users and advertisers have started seeking more targeted and compelling content, information, expression and interaction. Just as cable television channels, such as MTV and ESPN, have become more popular by aggregating content targeted towards a specific audience, online content and community sites that provide a demographically targeted environment have emerged. Like the major television networks that provide programming across many demographic segments, the major online portals typically provide a broad range of content and services without a specific demographic focus. Targeted online communities provide users with the ability to access relevant content and to interact directly with other people with similar interests. Registered users, or members, are often eligible for additional services from a site, such as customization options or access to premium content. As a site learns more about its members as they register and spend more time online, it can tailor its features to meet the needs and preferences of its users and members. This information also provides advertisers and merchants with more focused demographic and psychographic information that can be used to maximize direct marketing opportunities.

        Children and Teens are Becoming an Increasingly Important Audience to Online Advertisers and Merchants. Significant advertising opportunities exist on a child and teen-focused website. Children and teens are more difficult than adults to reach with targeted advertising because they generally do not subscribe to magazines in large numbers, and they tend to watch less television and lead more active lifestyles than adults. While children and teens are flooded with literally thousands of broad-based marketing messages every day from other traditional sources, such as billboard and radio advertising, we believe they are largely unreceptive to advertising messages that are not personally relevant. We believe that marketing products and services to children and teens online through a site with contextual information focused on them is more effective than using traditional marketing methods.

         The United States Census Bureau projects that the number of individuals between the ages of 10 and 24 will grow to 63.1 million in 2010. This growth rate is estimated to outpace growth of the general population by nearly 10%. In addition, children, but teenagers especially, possess substantial disposable income. eMarketer, a market research firm, estimates that over $109 billion is spent annually by teenagers in the United States alone.

        Teenagers are often early adopters of new technologies and are significantly involved with the Internet. According to eMarketer, about 57% of 13 to 17 year olds use the Internet regularly, as compared to about 36% of 18-34 year olds, 31% of 35-54 year olds and 17% of individuals over the age of 55. eMarketer also estimates that the number of 13 to 17 year olds who regularly access the Internet will rise to 12.4 million by 2000 from 9.1 million in 1998, an increase of over 36%. eMarketer estimates that 13 to 17 year olds currently spend an average of 8.5 hours online per week as compared to 6.7 hours for individuals over the age of 18. This creates a significant opportunity to both sell products and advertise to children and teens online. eMarketer also estimates that online commerce sales to 13 to 17 year olds will increase to $1.4 billion in 2002 from $161 million in 1999.

UNIQUE COMPANY ASSETS

        Our primary assets consist of all the intellectual property currently owned by our founder Stan Lee, including ownership in perpetuity to Stan's name, likeness, brand and signature slogans, "Stan Lee Presents," "Excelsior!" and "Stan's Soap Box," along with rights to all intellectual property that will hereafter be created by Stan Lee. Known to millions as the man whose Super Heroes propelled Marvel Comics to its preeminent position in the comic book industry, Stan Lee's co-creations include Spider-Man, The Incredible Hulk, X-Men, The Fantastic Four, Iron Man, Daredevil, Silver Surfer and Dr. Strange. Now, in the 21st Century, Stan Lee is broadening his horizons once more, this time, into cyberspace. His Marvel creations have inspired thousands of Super Hero fan sites throughout the web, representing millions of web page references. Now his fans and admirers may meet the newest cutting-edge Stan Lee characters in The 7th Portal, which has been launched on shockwave.com and will later be featured on our stanlee.net website. In addition, Stan's fans can visit stanlee.net to read a regularly updated Stanzine with games, goofs and features from Stan and his staff.

        We believe our competitive advantages include the following: (1) Stan Lee having a proven historic ability to create internationally popular, engaging content; (2) a talented, experienced creative and production team assembled from leading Internet and entertainment companies, including Disney, 20th Century Fox and NBC Interactive; and (3) goodwill with global media and creative leaders around the world desirous of supporting and collaborating with pop-culture icon Stan Lee. These attributes will provide exponential resource strength and growth through association of the "best of breed" strategic partners providing financial, production, marketing and distribution capabilities utilizing all venues of media and product dissemination. Stan Lee now personifies the genre at large, and we believe our company has the ability and resources to consolidate his brand recognition in more than 100 countries around the world to firmly establish a lifestyle brand for "tweens" between ages 6 to 20 in addition to the three generation of fans already assembled.

        After the exclusive lifetime contract with founder Stan Lee, our greatest assets are the creative power represented by our assembled team for original Internet content creation, production, research and development and marketing. This team integrates experience in online publishing and technical innovations and community building for a global youth audience with seasoned comic book writers and artists, digital artists and technicians, and senior producers all under the direction of award winning television writers and animation storyboard supervisors. This team currently is producing seven original Stan Lee Super Hero franchises while it prepares for production of additional co-owned global branded content which will harness the audiences of other recognized brands not currently being produced on the Internet. Under Stan Lee's active stewardship, this team will focus on institutionalizing Stan Lee's signature style and developing a global lifestyle brand.

THE STANLEE.NET SOLUTION

        stanlee.net is positioned as a branded content gateway targeting children and teens on the Internet to join with the three generations of fans assembled by Stan Lee during his 60-year career as founder and creative head of Marvel Comics and co-creator of the Spider-Man, X-Men and The Incredible Hulk franchises. We provide a site where children and teens can congregate in an environment that caters to their interests and promotes their participation and recognition. We plan to generate online revenues from advertising and sponsorship sales and e-commerce transactions, and offline revenues by exploiting such online branded content in television animation, features, location-based entertainment, theme park attractions, comic book publishing, merchandising and licensing.

        Visitors will congregate at stanlee.net because we empower our members and provide a dynamic, interactive and fun Internet environment. In addition to viewing webisodes and playing games on our site, our members will create their own content for our site using personalized animation tools we create and provide for them. We enable our members to continually contribute "user created" content, and which may extend itself to news reports, music and movie reviews, product reviews and survey questions and answers. Through our member program, we will gather a significant amount of data concerning the preferences and dislikes of our members, which should allow our site to be continually relevant to them. This data can be used to target content as well as advertising information toward particular members, while maintaining the confidentiality of our members (stanlee.net does not give out information about members without a member's consent). We believe our registered member base creates member loyalty and leads to repeat site visits, referrals and higher quality member-generated content.

THE STANLEE.NET STRATEGY

        Our objective is to be the leading Internet destination for content, community and commerce relating to the Super Hero and comic book genre. We intend to develop consumer loyalty, attract new users/members, and promote commerce by implementing the following strategies:

        Continue to Build Brand Awareness. Stan Lee is a leader and a visionary in the world of Super Hero characters. Millions of young people have transited adolescence to adulthood using his almost mythic - but also very human - characters as role models and moral compasses. His influence goes beyond that of mere comics - before "community" became a buzz word associated with the Internet, Lee's creations were a common touchstone in the lives of boys all over the world. Though separated by geography and language barriers, Lee's fans are bound together by their affinity for his powerful storytelling style and creative genius in making the Super Heroes come to life. We believe that continuing to build brand awareness for our site is critical to attracting and expanding our global member base and customer loyalty. Our strategy is to enhance the recognition of the Stan Lee brand through traditional and Internet advertising, and nontraditional events. We will continue to use traditional advertising, which may include print, television and radio, not only to continue to reach more advertising customers but also to publicize our brand to potential users. With respect to non-traditional events, we will continue to promote our brand at events such as The Backstreet Boys concerts and other venues where children and teens gather. We also have initiated a campaign through advertising supported insert entertainment (via our majority-owned subsidiary Eat-Time Media, Inc.), including without limitation, the placement of card strips, promotional material and collectible items into suitable prepackaged pastry products and other snack foods throughout the country, which will cross-promote our brand.

        Continue to Build Premier Content and Community. We will initially focus on creating new proprietary Super Hero characters along with related content developed specifically for the Internet with subsequent distribution through traditional merchandising and licensing. Leveraging the global medium of the Internet to brand new Super Heroes and Super Villains, we intend to subsequently partner with leading companies to extend these brands off-line -- through location based entertainment, 3-D animated features, television, film, comics and merchandise. This process will be applied to other niche audiences as well.

        The Company's initial project is Stan Lee's first team of Super Heroes for the 21st century -- The 7th Portal - the first global team ever created consisting of 14 original Super Heroes and Super Villains, which launched on February 29, 2000. Because of the technological advances offered by the Internet, the bonds between Super Hero enthusiasts and Super Hero characters will become even stronger. The term "connectivity" will have new meaning: stanlee.net will be their central meeting place - an online home where they can immediately interact with each other, and with Stan Lee himself. The Internet has revolutionized the way that The 7th Portal characters were introduced and presented - as fully realized animated figures with a comic book edge. In addition to The 7th Portal, we currently are producing six other original Stan Lee Super Hero franchises and producing additional co-owned global branded content which will harness the audiences of other recognized brands not currently being produced on the Internet, including The Backstreet Project and Mighty Mouse.

        We will continue to develop our content and community product offerings to drive children and teen traffic to our website. We are always looking for innovative and exciting interactive tools and new technologies to enhance our users' experience. For example, we have entered into agreements with Cyberworld International Corporation to enable our members to create their own 3-D environments, which can be populated with characters and objects, including the intelligent agent morphing software we have licensed from Haptek, Inc. Further, we are developing and integrating our own online music content strategy into these environments.

        Develop and Grow Multiple Revenue Streams:

        Content Syndication. We intend to license elements of our original content to third-parties for exploitation in publishing, television and feature motion picture productions, which opportunities will include licensing and merchandising fees. In December 1999, we and Stan Lee were engaged by DC Comics to reinvent DC's principal Super Heroes through the publishing of 12 issues of approximately 48 story pages each tentatively entitled "The Staniverse" or "If Stan Lee Had Created the DC Universe," to enrich the DC Comic book characters such as Superman, Batman and Wonder Woman with the sensibilities and style of Stan Lee. Also, in November 1999, Simon & Schuster, Inc. entered into an agreement with Stan Lee to publish a Stan Lee official biography entitled Stan Lee: Master of Imagination. We are pursuing publishing, television and feature productions to further broaden the reach of our branded content creations.

        Advertising Sales. In addition to the traditional online banner ads and sponsorships, we have initiated a campaign through advertising supported insert entertainment (via our majority-owned subsidiary, Eat-Time Media, Inc.), including without limitation, the placement of card strips, promotional material and collectible items into suitable prepackaged pastry products and other snack foods throughout the country, which will cross-promote our branded content.

        E-Commerce Offerings. We have established strategic alliances with leading companies engaging in Internet e-commerce (NextPlanetOver.com and WhatsHotNow.com). We intend to continue to make e-commerce an integrated and valuable part of our website. The Stan store, operated by WhatsHotNow.com, currently offers over 100 products, and we intend to significantly increase the number of products we offer over the next year. In addition, we plan to integrate global shopping opportunities into the store for our users outside of the United States who seek access to American products.

        Location-Based Entertainment. We intend to license elements of our original content to third parties for exploitation as theme-park rides and simulation rides, and as wait-time entertainment at movie theaters and shopping malls. We have entered into a working relationship with Iwerks to further this initiative.

        Utilize Technology to Improve the Experience. We have implemented a wide range of secure, scalable services and systems for the stanleemedia.com corporate and stanlee.net "hub" websites. These services and systems include: website management, advanced searching tools, transaction processing, community message boards, payment services and a variety of marketing applications. We have developed proprietary technologies to augment those that we have licensed from vendors, such as Macromedia, Microsoft and IBM. Our software platform and architecture are integrated with relational database servers. The employment of multiple web servers, application servers and database servers, allows our systems to be resilient and redundant. Our systems utilize communication infrastructure from multiple providers and provide 24 hour monitoring and engineering support.

        Wireless and Telecommunications Applications. We intend to develop the ability to access many of the features and functionality found on stanlee.net by as many electronic means as possible, including wireless phones, personal digital assistants and pagers.

        Develop a Co-Branded Debit Card. We are planning to develop, with a strategic partner, the stanlee card, a co-branded financial resource for children and teens that will not only provide them with a non-credit based means of conducting transactions at the Stan store but will also allow them to make purchases throughout the Internet.

        Expand our International Presence. We plan to launch localized versions of our website in strategic locations throughout the world. The Super Heroes of The 7th Portal are situated in the following countries outside the United
States: Japan, India, Germany, Brazil and South Africa. Accordingly, we have entered into a relationship in Japan and are pursuing the establishment of strategic partnerships with local operators who will contribute assets, operating infrastructure and capital to build, maintain, market and promote our Company's global branded content in their local market, and who will host and webcast local language versions of Super Hero series produced by us, repurpose such webisodes for exploitation in the local language, and jointly develop original Super Hero and comic character properties. We intend to leverage our domestic production facility to maintain economies of scale as we focus on additional countries.

ADVERTISING SALES

        We intend to derive substantial revenues from advertising sales. We intend to offer advertisers the following advertising options:

        Banner advertisements. An advertiser may purchase banners, which are graphical advertisements with the advertiser's logo, for placement throughout our site or in a specific area within our site.

        Integrated content sponsorships. Advertisers may also sponsor a specific area or feature of our site.

        Pop-up advertisements. Advertisers may choose to have an advertising window "pop-up" following certain actions by members on stanlee.net.

        Section sponsorships. Advertisers may also pay to own a premiere position within a particular section or sections of stanlee.net.

        A rotating "viewer window." Our front page contains a rotating viewer window that displays advertisements and promotes new content on the site. Because this window is constantly changing and is always visible to members, it provides our advertisers with an excellent way to catch the attention of our members.

        HTML-based and text-based advertisements in targeted email. We intend to send targeted HTML-based emails every week. We provide advertisers the opportunity to place a graphic advertisement within these emails. In addition, we intend to send text-based targeted emails every week. Advertisers can choose to include a textual advertisement in these messages. Because of our ability to target these emails, the advertisements tend to be more relevant to the recipient.

        Opt-in registration boxes. When new members register, they will have the opportunity to "opt-in" or request information about products or services from certain advertisers. These advertisers will pay a fee for each new member that opts-in for information about their products or services during registration.

E-COMMERCE AND THE STAN STORE

        In March 1999, we entered into an agreement with NextPlanetOver.com to provide fulfillment and distribution in connection with online sales of retail comic books. NextPlanetOver.com manages all fulfillment and distribution requirements, including product ordering and return processing, thereby resulting in our having little, if any, inventory. In August 1999, we entered into an agreement with WhatsHotNow.com to design and host the Stan store, which houses one of the largest collections of comic genre-focused product offerings on the Internet. In creating the Stan store, we have utilized our relationships with our members by asking them, through surveys, polls and other interactive tools which products they would like to buy through our website. The Stan store contains over 100 products. WhatsHotNow manages all fulfillment and distribution requirements, including product ordering and return processing. This results in our having little, if any, inventory. Our customers are given a number of shipping options, all of which are handled by standard shipping franchises such as UPS and Federal Express. We also intend to generate e-commerce revenues by charging transaction fees to retailers and e-commerce companies that wish to use our site to promote their products and services as well as to purchase premium positioning on our site.

CUSTOMER CARE

        Users who are unfamiliar with our site can click on the "help" button on stanlee.net. This feature describes all of our stanlee.net features and services and explains to the user how to use them. In addition, our members can post messages on our help boards and our staff will respond. Finally, users can also send emails to support, and our staff generally responds within one day.

COMPETITION

        The market for Internet traffic, registered users and Internet advertising is new and rapidly evolving, and competition is intense. With no substantial barriers to entry, we expect that competition will continue to intensify. We believe that the primary competitive factors in creating community on the Internet and attracting advertisers are: user receptiveness to branded content; functionality; brand recognition; user affinity and loyalty; the ability to target a specific demographic; variety of value-added services; ease-of-use; quality of service; reliability and critical mass; and the overall cost-effectiveness of the advertising medium. We compete with sites, and sites with areas, that are primarily focused on targeting teens online. These sites include MTV Online and the Yahoo! Teen Chat area. We also compete with retailers that have moved to the Web such as Delia's. We will likely also face online competition in the future from: search engine providers; content sites; commercial online services; sites maintained by Internet service providers; traditional media companies such as MTV, Disney and NBC, many of which have recently made significant acquisitions or investments in Internet companies; and other entities that will attempt to establish communities on the Internet by developing their own or purchasing one of our competitors. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues.

TECHNOLOGY AND SYSTEMS

        We rely almost exclusively on a variety of third-party products for our hardware and software. We operate our network to ensure maximum uptime, to obtain, preserve and analyze customer data, and to enhance our members' experience. Our goal is to maintain the technological infrastructure required to handle heavy traffic, e-commerce and complex graphics on our site. We currently house our servers at Exodus Communications in California. Exodus maintains an environmentally controlled data center with multiple communication lines and uninterrupted power. We believe that our infrastructure conforms to the latest industry standards. We are also in the process of installing additional servers. If a server fails, we believe that we have enough back-up servers to ensure that our service interruption would be minimized. Our infrastructure is scalable in that as additional capacity is needed, additional servers can be easily added. We are also planning to expand our server system to multiple data centers. We also run weekly full backups of all of our servers, as well as daily incremental backups of these same machines. These tape backups are stored off of the premises.

TRADEMARKS AND INTELLECTUAL PROPERTY

        We use the following trademarks for which applications in the United States Patent and Trademark Office are pending: our logo, "Stanzine," "Stan Lee Presents," "The 7th Portal," and "Excelsior," as well as the marks for the various heroes and villains of The 7th Portal. We also have trademark and domain name applications pending in other countries. Any claims or confusion related to such marks, or our failure to obtain trademark registration, might materially adversely affect our business.

        We rely on a combination of copyright, trademark and trade secret laws and our contractual obligations with employees and third parties to protect our proprietary rights. Protection of our intellectual property is limited. Despite our efforts to protect our proprietary rights, it may be possible for a third party to copy or obtain and use our intellectual property without our authorization. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches.

        We have entered into confidentiality and invention assignment agreements with our employees and consultants, and nondisclosure agreements with our vendors and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we will license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of the stanlee products and brand is maintained by these licensees, we cannot assure that these licensees will not take actions that might hurt the value of our proprietary rights and reputation.

GOVERNMENT REGULATION

        We are subject to various laws and governmental regulations relating to our business. Although there are currently few laws or regulations directly applicable to online services or the Internet, the increasing popularity and use of the Internet might cause additional laws and regulations to be adopted. These laws and regulations currently cover or may cover in the future issues including the following:

        Internet Privacy. The Children's Online Privacy Protection Act of 1998, which was enacted by the United States Congress on October 21, 1998 and for which the Federal Trade Commission issued its final regulations on October 20, 1999, regulates the collection, use, and/or disclosure of personal information obtained from children under the age of 13. Under the provisions of this Act, which becomes effective on April 21, 2000, websites catering to children will be required to: provide notice on their website and to parents of children under the age of 13 with notice of what information is being collected, how the site uses the information, and the website's practices regarding disclosures of information; obtain verifiable parental consent for the collection, use and/or disclosure of their children's information, and allow parents to terminate their consent at any time; provide parents an opportunity to review the information collected from their children; and refrain from conditioning a child's participation in a game on the child revealing more information than reasonably necessary to participate. If we discover that a member about whom we have collected information has misrepresented his or her age and is in fact under age 13, or that a child under 13 has disclosed personal information on our bulletin boards or in any other public forum on our site, we will have to either (1) remove that person as a member, or (2) comply with the Federal Trade Commission regulations under the Act. It is important to our members that we protect their privacy. We use password protection and member IDs to ensure anonymity among our members. In addition, we do not sell or distribute information about the identities, preferences or page views of individual members without their permission. We do disclose certain information to third parties, with our members' permission, in connection with product promotions and special programs in which members elect to participate. Market research data that we may sell to third parties consists of trend information about various segments of our members; for example, what certain types of users like to do in their spare time or which of two products our members prefer. While we believe that we currently adequately provide for our members' privacy, our current programs may not conform to legislation or regulations adopted in the future by the Federal Trade Commission or other governmental entities. In addition, if unauthorized persons were able to penetrate our security and gain access to, or otherwise misappropriate, our members' personal information, we could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation which could require us to expend significant financial resources and divert management's attention from operations.

        The European Union adopted a Directive which became effective in October 1998 that imposes restrictions on the collection and use of personal data. Under the Directive, European Union citizens are guaranteed the right of access to their data, the right to know where the data originated, the right to have inaccurate data corrected, the right to recourse in the event of unlawful processing of information and the right to withhold permission to use their data for direct marketing. The Directive could affect U.S. companies that collect information over the Internet from individuals in European Union member countries and may impose restrictions that are more stringent than current Internet privacy standards in the United States or our own privacy policies. The Directive does not, however, define what standards of privacy are adequate. As a result, the Directive might adversely affect the activities of entities, including us, that engage in data collection from members in European Union member countries.

        Internet Taxation. A number of legislative proposals have been made by federal, state, local and foreign governments that would impose additional taxes on the sale of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. Although in October 1998 Congress placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were excluded from this moratorium. Further, once this moratorium is lifted, some type of federal or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may cause sales at the Stan Store to decrease which might adversely affect advertising revenues as well since Internet sales generally may decline.

        Domain Names. Our domain names are our Internet "addresses." Domain names have been the subject of significant trademark litigation in the United States. We have applied for registration of certain domain names in the United States and foreign countries. Third parties might bring claims for infringement against us for the use of these domain names. Moreover, because domain names derive value from the individual's ability to remember such names, it is possible that our domain names could lose their value if, for example, members begin to rely on mechanisms other than domain names to access online resources. The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. Our domain names might lose their value, and we might have to obtain entirely new domain names in addition to or instead of our current domain names if such litigation or reform efforts result in a restructuring of the current system.

        Jurisdiction. Due to the global reach of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate our activities or prosecute us for violations of their laws. This could seriously affect our business. In addition, because our products and services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Websites or prosecute us for violations of their laws. State or foreign governments might allege or charge us with violations of local laws, we might unintentionally violate these laws, and these laws might be modified, or new laws might be enacted, in the future.

EMPLOYEES

        As of March 1, 2000, we employed a total of 85 full-time employees, 56 of whom were in content creation and product development; 6 in technology; 12 in sales, marketing, business development and e-commerce; 1 in market research; and 11 in finance and administration. In addition, about 18 persons provide services to us pursuant to consulting and/or freelance agreements. To support our anticipated future growth, we expect to hire additional employees, particularly in the areas of content creation and product development. None of our employees is represented by unions, and we believe our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

        Our principal executive offices are located in Encino, California, where we sublease approximately 7,000 square feet that expires in April 2002. In November 1999, we entered into two separate leases expiring in October 2004 for an additional approximate 7,000 and 6,500 feet of ground floor space, respectively, in the same building for our studio production facilities, and a sublease expiring in April 2000 for an additional approximate 3,500 feet of office space for our technology infrastructure requirements. We have initiated negotiations to extend the sublease and anticipate that it will be extended for an additional period as desired by the Company, but no assurance can be made that such extension will be granted. As we expand, we anticipate that additional space will be available on commercially reasonable terms, but no assurance can be made in this regard. We intend to rent additional space in the same building in which our principal executive offices are situated, aggregating an additional approximate 18,000 square feet pursuant to two separate leases, and that terms of these leases will vary as to duration and rent escalation provisions tied to either increases in the landlord's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings, nor, to our knowledge, are any threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the over-the-counter bulletin board under the symbol "SLEE." The following table sets forth the range of reported closing bid prices of Stan Lee Media, Inc.'s common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was obtained from America Online.

Fiscal Year Ended December 31, 1999                             High       Low
        Three Months Ended -
               September 30, 1999                              $ 9.00     $2.50
               December 31, 1999                               $ 7.50     $4.06

For the period January 1, 2000 through March 6, 2000           $30.00     $5.88

        As of February 25, 2000, we had 438 shareholders of record of Stan Lee Media, Inc.'s common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors, and one shareholder of record of Stan Lee Media, Inc.'s Series A Preferred Stock.

        Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our shareholders for the foreseeable future.

        The holders of Series A Preferred Stock are not entitled to dividends unless dividends are paid on the common stock, in which case the Series A Preferred Stock will receive dividends at the same rate payable on the common stock on the basis of the number of shares of common stock into which the Series A Preferred Stock is convertible. The holders of Series A Preferred Stock vote together with the holders of common stock, on the basis of the number of shares of common stock into which the Series A Preferred Stock is convertible, on all matters presented to the stockholders to vote. The Series A Preferred Stock will vote separately as a class on matters which affect its rights and preferences.

RECENT SALES OF UNREGISTERED SECURITIES

        Sales of Common Stock Prior to January 1, 2000. Between January 1, 1999 and June 30, 1999, 400,000 shares of common stock were issued for services before any stock was issued for cash. Each issuance was valued at $0.001 per share at that time.

        Effective July 23, 1999, SLM Delaware engaged in a share exchange with Boulder Capital Opportunities, Inc. ("Boulder"), a public company, incorporated in the State of Colorado, which previously had no operating history. This share exchange was accounted for as a reverse acquisition in which SLM Delaware is considered our predecessor because it had operations at the time of the share exchange. In this share exchange, the shareholders of SLM Delaware received 8,500,000 shares of common stock of Boulder in exchange for all of the issued and outstanding shares of common stock of SLM Delaware. The number of shares of common stock outstanding after this transaction was 11,025,000.

               On July 23, 1999, the Company issued 60,000 shares of common stock at $2.50 per share, the fair value on the date of issuance, to employees for services rendered. The fair value of these shares, $150,000, was charged to operations during 1999. On December 9, 1999, 50,000 of these shares were cancelled in conjunction with the termination of an employee and the corresponding $125,000 fair value originally expensed at the date of the grant was reversed upon cancellation. As settlement of amounts due under the terminated employment contract, the Company issued 7,000 shares of common stock. The fair value of these shares, $38,500, was charged to operations.

               On July 30, 1999, 37,500 shares of common stock were issued at $4.00 per share as part of a private placement, resulting in gross proceeds of $150,000.

               Through July 1999, a total of $738,100 in cash was received for subscription stock. The subscription stock consisted of 246,029 shares of common stock that were issued on July 23, 1999 in consideration for $3.00 per share. In addition, the subscription stock investors were granted warrants to purchase another 246,029 shares at an exercise price of $5.00 per share.

               During August 1999, 62,500 shares of common stock were issued at $4.00 per share in private placements, resulting in gross proceeds of $250,000.

               On October 12, 1999, the Company issued 10,000 shares of common stock in connection with a bridge loan from VMR Luxembourg S.A. The fair value of these shares, $61,800, was recorded as debt offering costs at December 31, 1999 and is being amortized into interest expense over the six-month term of the loan. As of December 31, 1999, $30,900 has been amortized to interest expense.

               On November 8, 1999, the Company issued 25,000 shares of common stock at $7.19 per share in exchange for rights to use software developed by Cyberworld International Corporation, a third party. The fair value of these shares, $179,675, on the date of issuance was recorded as a licensing right asset.

               On November 8, 1999, the Company issued 10,000 shares of common stock at $7.19 per share to VMR Luxembourg S.A. for services rendered relating to the Company's listing on the Frankfurt stock exchange. The fair value of these shares, $71,870, was charged to operations during 1999.

        Series A Preferred Stock Issuance. On November 3, 1999, the Company entered into an agreement with Macromedia, Inc. ("Macromedia") to issue 714,286 shares of the Company preferred stock at $7.00 per preferred share for a total of $5,000,002 in cash. The Company entered into a five-year distribution agreement with Macromedia to distribute flash-animated episodes of series produced by the Company. During the first year of the term, the Company must make 10 submissions of series at an average rate of at least one submission every two months. Macromedia will reimburse the Company for production costs plus profit and overhead in addition to a license fee after delivery of the last episode in each accepted series. The Company is required to pay $178,000 of the advertising costs to launch the first series.

        Stock Option Issuances. From July 23, 1999 through October 5, 1999, the Company entered into stock option agreements with certain executives, employees, consultants and directors to purchase 2,435,000 common shares at $2.50 to $5.50 per share, the fair market values at the date of grant. Of said amount, options to purchase 1,110,000 common shares have a term of five years, and are subject to various vesting periods ranging up to two years. Options to purchase the remaining 1,325,000 common shares were issued to consultants, have a term of 10 years and are fully vested at December 31, 1999. The fair value of these options, $3,258,979, was charged to operations during 1999.

        1999 Stock Incentive Plan. The company adopted the 1999 Stock Incentive Plan (the "1999 Plan"), effective on October 11, 1999. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1999 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1999 Plan is 3,000,000 pursuant to an amendment by the board of directors in March 2000 to increase the total number of shares reserved for issuance thereunder. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1999 Plan. Options granted generally have a term of five years and usually vest over two years beginning on the anniversary date of the grant.

        Under the 1999 Plan, the Company issued 355,000 options to officers and employees during 1999. In addition, under the 1999 Plan, the Company issued 202,500 options to consultants. The fair value of these options, $611,425, was charged to operations during 1999.

        Warrant Issuances. On September 15, 1999, the Company issued warrants to purchase 5,000 common shares in conjunction with debt financing. The warrants have a $5.00 per share exercise price and a term of three years. Since the note was repaid by December 31, 1999, the fair value of these warrants, $7,486, was charged to interest expense during the year.

               On September 21, 1999, the Company issued warrants to purchase 5,000 common shares in conjunction with debt financing. The warrants have a $5.00 per share exercise price and a term of three years. Since the note was repaid by December 31, 1999, the fair value of these warrants, $7,486, was charged to interest expense during the year.

               On October 12, 1999, the Company issued warrants to purchase 25,000 shares of common stock in connection with a bridge loan from VMR Luxembourg S.A. The warrants have a $6.18 per share exercise price and a term of three years. The fair value of these warrants, $35,572, was recorded as debt offering costs at December 31, 1999 and is being amortized into interest expense over the six-month term of the loan. As of December 31, 1999, $17,756 remained capitalized in deferred offering costs.

               On November 1, 1999, the Company issued warrants to purchase 2,500 common shares in conjunction with debt financing. The warrants have a $6.00 per share exercise price and a term of three years. Since the note was repaid by December 31, 1999, the fair value of these warrants, $3,351, was charged to interest expense during the year.

        Sales of Common Stock Post December 31, 1999. On February 1, 2000, the Company sold, in a private placement, 200,000 shares of common stock at $8.00 per share for a total purchase price of $1,600,000, and issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $10.00 per share.

               On February 4, 2000, the Company sold, in a private placement, 200,000 shares of common stock at $11.00 per share for a total purchase price of $2,200,000, and issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $11.00 per share.

               Under the terms of these two separate February 2000 private placements, the Company is required to file a registration statement registering such securities for sale to the general public within 180 days following their respective closings, and to have such registration statement be ordered effective by the Securities and Exchange Commission within 225 days following their respective closings. Failure to comply with such registration requirements will result in the Company being subjected to certain penalty provisions, including the issuance and delivery of additional warrants in an amount equal to 3% of the number of shares issued in each offering. Finder's fees totaling $150,000 were paid in conjunction with these financings and five-year warrants to purchase 5,000 shares of common stock at an exercise price of $10.00 per share were granted.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this Report.

        Our predecessor company conducted only organizational activities. Accordingly, there were no material operations for the comparable periods for the prior year, and therefore, there is no discussion of comparable historical periods.

        As of December 31, 1999, our company was considered to be a development stage company as it had not recognized revenue from planned principal operations.

PLAN OF OPERATIONS

        Our plan of operations for the next 12 months is to carry out our business plan as described in this Annual Report; namely, to create premier branded content focused on the Super Hero genre, and develop and grow multiple revenue streams through entertainment, merchandising (e.g., toys, video games and apparel licenses) and promotional exploitation initially via the Internet, and thereafter, by harnessing our offline strategic publishing/media partners worldwide.

        We launched our initial franchise, The 7th Portal, on Macromedia's shockwave.com animation portal, thereby exposing our content to a global audience of millions of registered users who will be encouraged to visit the stanlee.net website. By contracting with best of breed online content distribution partners, we intend to build the Stan Lee brand and community without incurring traditional huge resource commitments to generate traffic that Internet companies historically incur in order to aggregate eyeballs. In this regard, we have entered into an agreement with The Backstreet Boys to produce and co-own a Super Hero franchise based on their personae having Internet-based Super Hero alter-egos, thereby extending our reach over the Internet to a dedicated international fan base of girls and women aged 8 to 25. In February 2000, we commenced selling The Backstreet Project comic book in furtherance of this strategic partnership over the Internet and at the venue locations for The Backstreet Boys current concert tour. We also have entered into an agreement with Viacom Productions to reinvent and produce Internet-based animated webisodes reviving Viacom's world famous Mighty Mouse franchise. Our site also will feature content generated by our users, thereby creating a platform for users to interact and tools that allow our members to personalize their user experience.

        We plan to launch localized versions of our website in strategic locations throughout the world. The Super Heroes of The 7th Portal are situated in the following countries outside the United States: Japan, India, Germany, Brazil and South Africa. Accordingly, we have entered into a relationship in Japan and are pursuing the establishment of strategic partnerships with local operators who will contribute assets, operating infrastructure and capital to build, maintain, market and promote our Company's global branded content in their local market, and who will host and webcast local language versions of Super Hero series produced by us, repurpose such webisodes for exploitation in the local language, and jointly develop original Super Hero and comic character properties. We intend to leverage our domestic production facility to maintain economies of scale as we focus on additional countries.

        We intend to license elements of our original content to third-parties for exploitation in publishing, television and feature motion picture productions, which opportunities will include licensing and merchandising fees. In December 1999, we and Stan Lee were engaged by DC Comics to reinvent DC's principal Super Heroes through the publishing of 12 issues of approximately 48 story pages each tentatively entitled "The Staniverse" or "If Stan Lee Had Created the DC Universe," to enrich the DC Comic book characters such as Superman, Batman and Wonder Woman with the sensibilities and style of Stan Lee. Also, in November 1999, Simon & Schuster, Inc. entered into an agreement with Stan Lee to publish a Stan Lee official biography entitled Stan Lee: Master of Imagination. We are pursuing publishing, television and feature productions to further broaden the reach of our branded content creations.

        In addition to the traditional online banner ads and sponsorships, we have initiated a campaign through advertising supported insert entertainment (via our majority-owned subsidiary, Eat-Time Media, Inc.), including without limitation, the placement of card strips, promotional material and collectible items into suitable prepackaged pastry products and other snack foods throughout the country, which will cross-promote our branded content.

        We also have established strategic alliances with leading companies engaging in Internet e-commerce (NPO Online (NextPlanetOver.com) and WhatsHotNow.com). We intend to continue to make e-commerce an integrated and valuable part of our website. The Stan store, operated by WhatsHotNow.com, currently offers over 100 products, and we intend to significantly increase the number of products we offer over the next year. In addition, we plan to integrate global shopping opportunities into the store for our users outside of the United States who seek access to American products.

        We have entered into a working relationship with Iwerks to license elements of our original branded content for exploitation as simulation rides and as wait-time entertainment at movie theaters and shopping malls. We also have initiated a campaign to license elements of our branded content for exploitation as theme-park attractions.

        We intend to develop the ability to access many of the features and functionality found on stanlee.net by as many electronic means as possible, including wireless phones, personal digital assistants and pagers. We are planning to develop, with a strategic partner, the stanlee card, a co-branded financial resource for children and teens that will not only provide them with a non-credit based means of conducting transactions at the Stan store but will also allow them to make purchases throughout the Internet.

        Since our formation in October 1998, we have incurred substantial operating expenses to produce our branded content, establish our Internet infrastructure, and expand our operations to include more than 100 employees and consultants. Operating expenses for the year ended December 31, 1999 and for the period from October 13, 1998 (date of inception) to December 31, 1999 were $7,877,830 and $7,910,180, respectively. Operating expenses have increased as we engaged additional personnel and incurred other expenses in producing original characters and content for delivery on the Internet and other media pursuant to existing and anticipated contractual arrangements. We expect to incur operating losses at least through 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity and capital resources have been private placements of common stock and borrowings from related and non-related parties. We refer you to Note 7 to the Financial Statements (Shareholders' Equity) and
Note 9 to the Financial Statements (Subsequent Events) for further descriptions of these activities. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations, infrastructure and personnel. We anticipate that the cash on hand coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

INCOME TAXES

               Net operating losses generated a deferred tax asset of approximately $1,000,000 at December 31, 1999. The deferred tax asset has not been recognized since management is unable to determine whether it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided.

ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "According for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction for a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

        In June 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 on January 1, 1999 had no effect on the financial statements.

ITEM 7. FINANCIAL STATEMENTS

        The consolidated financial statements are listed at the "Index to Financial Statements" elsewhere in this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Effective August 16, 1999, we engaged BDO Seidman, LLP as the registrant's independent public accountants, subsequent to the July 1999 reorganization transaction with our predecessor and concurrent with the resignation of the registrant's previously engaged independent accountant. The engagement of BDO Seidman, LLP was approved by our board of directors. The financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no accounting or auditing disagreements between the Company, the registrant's previously engaged independent accountant, and BDO Seidman, LLP. Prior to its engagement by the registrant, BDO Seidman, LLP represented each of Stan Lee Entertainment, Inc. and Stan Lee Media, Inc. (SLM Delaware).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

        Our predecessor company conducted only organizational activities and, accordingly, no information is included for the period prior to July 23, 1999. Effective July 24, 1999, the number of directors of the company was increased to five. Effective December 10, 1999, the number of directors of the company was increased to seven.

DIRECTORS AND EXECUTIVE OFFICERS

        The following tables set forth certain information regarding the directors, executive officers and certain key employees of Stan Lee Media, Inc.:

        DIRECTORS:

        Name                        Age    Date Director Service Commenced
        ----                        ---    -------------------------------
        Stan Lee(1)                 77     July 23, 1999
        Devendra Mishra             55     July 23, 1999
        Gill Champion(2)            56     July 23, 1999
        Nelson S. Thall(2)          41     January 1, 2000
        Robert K. Burgess           42     January 1, 2000
        Arthur E. Schramm, Jr.(2)   58     March 1, 2000

        ----------
        (1) Member of Compensation Committee.

        (2) Member of Audit Committee.

        EXECUTIVE OFFICERS:

        Name                        Age    Position
        ----                        ---    --------
        Stan Lee                    77     Chairman and Chief Creative Officer
        Devendra Mishra             55     President, Chief Executive Officer
                                             and Director
        Gill Champion               56     Chief Operating Officer and Director
        Stephen M. Gordon           49     Executive Vice President - Operations
                                             and Secretary
        Robert M. Schultz           56     Vice President, Finance

        CERTAIN KEY STAN LEE TEAM MEMBERS

        Name                 Age    Position
        ----                 ---    --------
        Bryce Zabel          45     President, Linear Content and Television Production
        Jon Corfino          41     President, Theme Park and Location Based Attractions
        Stephen L. Brain     45     Executive Vice President, Production
        Jamie Wilkinson      27     Executive Vice President, Internet Strategy
        Stephen A. Segal     45     Chief Technology Officer

        BIOGRAPHIES OF DIRECTORS, EXECUTIVE OFFICERS
        AND CERTAIN KEY STAN LEE TEAM MEMBERS:

        Stan Lee is the Founder of the Company and has served as its Chairman of the Board of Directors and Chief Creative Officer since inception. Known to millions as the man whose Super Heroes propelled Marvel to its preeminent position in the comic book industry, Stan Lee's co-creations include Spider-Man, The Incredible Hulk, X-Men, The Fantastic Four, Iron Man, Daredevil, Silver Surfer and Dr. Strange. Now the Chairman Emeritus of Marvel Media and a member of the Editorial Board of Marvel Comics, Lee first became publisher of Marvel Comics in 1972. In 1977, he introduced Spider-Man as a syndicated newspaper strip which became the most successful of all syndicated adventure strips and now appears in more than 500 newspapers worldwide -- making it the longest-running of all Super Hero strips.

        Devendra Mishra has served as the Company's President, Chief Executive Officer since January 1999, and as a Director since July 1999. Prior thereto, Mr. Mishra was a consultant to the worldwide entertainment, distribution and multimedia industries and served multiple Fortune 500 companies as a senior executive for 20 years. From 1994 to 1996, Mr. Mishra was President and Chief Executive Officer of Multifoods, a billion dollar, independently-owned, specialty distribution subsidiary of VSA, Inc., after having served as the President of Worldwide New Media, Distribution Services and New Ventures at Technicolor, Inc. He launched Technicolor Entertainment Services, a state-of-the-art, physical distribution business to supply movie prints to theaters in the United States. He also engineered and put into production an "Optical Media Manufacturing Facility." From 1986 to 1992, Mishra held senior management positions at LIVE Entertainment -- a diversified supplier, wholesaler and retailer of home video, music and personal computer software -- and eventually served as its President and Chief Operating Officer. During his tenure at LIVE Entertainment, revenues grew from $32 million to over $600 million. At LIVE Entertainment, Mishra operationally launched the Teenage Mutant Ninja Turtles home video and demonstrated his retail management capability by rapidly growing Strawberries Records and Tapes in the Northeast. During this time, Mishra also served as the Managing Director of VCL-Carolco, a leading home video company in Germany that he helped acquire in 1989. Prior to 1986, Mishra was Vice President of the $900 million worldwide manufacturing and distribution operations of RCA-Ariola Records. Mishra holds a Master's degree in business administration from Butler University, a Master's degree in operations research from Purdue University and a Bachelor of Science degree in mechanical engineering from the Indian Institute of Technology.

        Gill Champion has served as the Company's Vice President, Chief Operating Officer since March 1999, and as a Director since July 1999. Mr. Champion brings 20 years of executive experience in global entertainment, marketing, retail and licensing industries to his role at the Company. Prior to joining the Company, he was Chief Financial Officer and Vice President of Mirage Holdings, Inc., a company that went public in 1998. There, he originated the concept, design and application for Virtual Mart and Showroom, an apparel, home furnishings and accessories Internet site, and orchestrated Mirage Holding Inc.'s acquisition of NetSol International, a fully integrated IT company in Southeast Asia. Concurrently, Mr. Champion worked as a production executive on the motion picture Jinnah. From 1990 to 1997, Mr. Champion was Chief Executive Officer of American CinemaStores, Inc., a private company that went public in 1994, trading on the NASDAQ SmallCap Market. He was elected Chairman in 1994 and opened 42 mini-stores in shopping malls and over a hundred kiosks in entertainment venues with licensed-related apparel and merchandise. Establishing the American Cinema Industries licensing division, he created original apparel designs and marketing strategies for the official lines of Baywatch, the CBS cartoon Hyperman, the film Miracle on 34th Street and the initial Forrest Gump apparel license. On a global scale, he was responsible for both domestic and international sales strategies and distribution, for licensed entertainment products. From 1985 to 1989, Mr. Champion was Vice President of Real Treasures, Inc., in Dallas, TX, a company that licensed technology pivotal in the production process of television commercials and movie production. From 1981 to 1984, Mr. Champion was Vice President of Gaylord Broadcasting in charge of New Projects and oversaw 15 episodes of Faerie Tale Theatre in association with Shelly Duval and Showtime, as well as feature films and television, some made for Spanish TV. At Producer Circle Co. he was Vice President of Production from 1976 to 1981, which Company's Broadway shows included Norman Conquest, Sweeney Todd, On the Twentieth Century, Crimes of the Heart and the original Broadway production of Chicago. Additional film credits include Boys from Brazil, starring Laurence Olivier and Gregory Peck; The Shining, directed by Stanley Kubrick and starring Jack Nicholson; and Fort Apache, the Bronx, starring Paul Newman.

        Nelson S. Thall, has been a Director of the Company since January 2000. Mr. Thall is the Director of Research for the Centre for Media Sciences of Toronto and a leading authority on the science of communication/media theory and process analysis, and served as President of the Marshall McLuhan Center on Global Communications from 1990-1995. In 1998, Mr. Thall was elected to the Board of Directors of Torstar Corp., the largest newspaper-publishing group in Canada and owner of the Harlequin Romance publishing franchise. Mr. Thall has consulted to government, federal tribunals, commissions and business organizations, appeared regularly on the CBC Television Network as a media scientist, and has been published widely.

        Robert K. Burgess has been a Director of the Company since January 2000. Mr. Burgess has been Chief Executive Officer and a director of Macromedia, Inc. since November 1996 and has served as Chairman of the Board of Macromedia, Inc. since July 1998. Prior to joining Macromedia, Mr. Burgess was Senior Vice President of Silicon Graphics, Inc., responsible for the Silicon Interactive Strategic Business Unit. Prior to this position, he was President of Alias/Wavefront, a wholly-owned independent software subsidiary of Silicon Graphics, created from the 1995 merger of Alias Research, Inc. and Wavefront Technologies, Inc. From 1992 to 1995, he was President, CEO, COO and Director of Alias Research. Prior to joining Alias Research, Mr. Burgess held a number of senior management positions at Silicon Graphics, including Vice President of Marketing, Applications and Business Development (1991), Vice President of Applications (1990) and President of Silicon Graphics Canada, Inc. (1984-1990). Mr. Burgess earned a Bachelors Degree in Commerce from McMaster University. Mr. Burgess is also a director of Paraform Technologies, Inc.

        Arthur E. Schramm, Jr. has been a Director of the Company since March 2000. Mr. Schramm has 25 years experience in the shopping center industry, advising in a legal and financial capacity, and acting as a financial adviser and a senior negotiator for Westfield America, Inc. (NYSE: WEA) which is one of the largest publicly traded shopping center REITs, in conjunction with acquisitions, financing and equity raisings. In addition, Mr. Schramm has served on a variety of corporate boards, including directorships with Fujita Investors of California, a private REIT, and Interim Trustee for three regional service trusts for Apartment Investment and Management Company, a publicly traded REIT. He is also a

Trustee of the Southern California Chapter of the National Multiple Sclerosis Society and has for the past four years been a co-chair of the MS Dinner of Champions. Mr. Schramm earned his Juris Doctor/Bachelor of Laws Degree from the University of Pennsylvania, a Masters of Business Administration Degree from the University of California, Berkeley, and a Bachelors Degree with Honors from Lehigh University.

        Stephen M. Gordon has served as the Company's Executive Vice President, Operations since inception, and was appointed Secretary in December 1999. Mr. Gordon has 27 years of experience in corporate management and finance. In 1972, he co-formed Gordon & Associates, Inc., a market maker of precious metals, coins, bars and other related materials. He became President and CEO in 1981 and sold the company in 1986. He then became a consultant to American Coin Company, where he innovated a marketing strategy and dealer network to distribute the U.S. Mint's new American Eagle Gold Coin series. From 1988 to 1992, he was a financial workout consultant to various small-to-medium sized companies. In 1992, he was one of the founders of Gourmet Group Ltd., a nationwide network of sales representatives, who distributed Hershey's sports line of chocolates and Le Cordon Bleu, a French gift line of gourmet food products. He later founded Trumpets Gourmet Teas. Mr. Gordon attended California State University at Northridge as a business and marketing major.

        Robert M. Schultz joined the Company as Vice President, Finance in July 1999. Before joining the Company and for the prior period beginning January 1, 1997, Mr. Schultz was Managing Director of Goldmark Advisers, Inc., an investment banking and corporate development firm located in Los Angeles, California. Prior to Goldmark, from 1995 through 1996, he was Vice President - Corporate Finance and Managing Director of the Capital Markets Division of J.B. Oxford & Co., a registered broker-dealer with national and international offices. From 1993 to 1995, Schultz was the Chief Financial Officer at Portfolio Capital Corporation, a financial services company specializing in the health care industry. From 1983 to 1993 he was the Treasurer at Monex Corporation, a holding company with subsidiaries and affiliates involved in the wholesale and retail sales of commodities. Schultz's experience prior to 1983 includes his acting as Vice President and Treasurer of Gateway Sporting Goods Company, an AMEX-listed company, and Director of Taxation for National Patent Development Corporation, a multinational AMEX listed Company. Mr. Schultz is a CPA who began his career at KPMG Peat Marwick and is a graduate of Pace University.

        CERTAIN KEY STAN LEE TEAM MEMBERS:

        Bryce Zabel joined the Company in November 1999 as President, Linear Content and Television Production. Mr. Zabel has helped launch a dozen one hour TV drama series, often as the Executive Producer or Showrunner. He has received the Writers Guild "created by" or "developed for television by" credit on five prime-time network or syndication series including NBC's Dark Skies and Fox's M.A.N.T.I.S. His writing and producing credits include popular series from L.A. Law to Life Goes On. Mr. Zabel has carved out a niche in the world of science fiction and established a specialty in turning comic book properties into television series, most notably as a supervising producer on the first season of Lois & Clark: The New Adventures of Superman and as Executive Producer of last season's The Crow: Stairway to Heaven. In the world of new media, Mr. Zabel has consulted on the creation of websites for both SONY and Polygram, and developed a video game for DreamWorks. He also wrote the feature film, Mortal Kombat:
Annihilation for New Line Cinema. Immediately before joining our company, Mr. Zabel worked as the Co-Executive Producer of the Steven Spielberg mini-series Taken for the Sci-Fi Channel. Over the years, Zabel has been nominated by the WGA, the Mystery Writers of America, the Environmental Media Association and the Emmy awards. He currently has been re-elected as a Governor of the Academy of Television Arts and Sciences. He is a member of the Writers Guild, the Directors Guild and AFTRA.

        Jon Corfino joined the Company in February 2000 as President, Theme Park and Location Based Attractions. Previously, Mr. Corfino served in various executive capacities with Iwerks Entertainment Inc., most recently as Senior Vice President of Film and Executive in Charge of Production since March 1998, and prior thereto, as Vice President of Attractions, Vice President of Owned and Operated Operations, Director of Studio Operations and Production Manager. Over the past seven years, he supervised the production and/or acquisition at Iwerks of over 30 Specialty films, i.e. Simulation, Attraction and Large Format films. Mr. Corfino previously worked at MCA in various capacities, and assisted in the development and hosting of presentations to potential sponsors and investors in the Universal Florida and Japan theme park projects. As a Project Manager in the Planning and Development group at Universal, Mr. Corfino was directly involved in the creative development and construction of a variety of projects and attractions, including "The Star Trek Adventure", "Back to the Future" The Ride, Studio Center expansion, "ET the Extraterrestrial", and the "Special Effects Stages".

       Stephen L. Brain joined the Company in January 2000 as Executive Vice President, Production. Prior thereto, from 1996 to 1999, Mr. Brain served as President and Chief Executive Officer of Arizona Studios and White Tiger Productions and achieved recognition in the Arizona film and business community for his efforts to attract film production to the state. During the 1994 to 1996 period, Mr. Brain was recruited to serve as Senior Vice President and General Manager of 20th Century Fox's new feature animation division, where he managed a budget of $100 million, hired more than 320 employees, and helped develop Fox Animation Studios into one of the most modern animation studios in the world, revolutionizing the process of animation through the use of computers. During the 1991 to 1994 period, Mr. Brain worked for Silver Pictures at Warner Bros. in several management capacities including Executive Vice President, responsible for daily management of the company and completely reorganized the administration of the company. During the 1983 to 1990 period, Mr. Brain was hired by Stephen J. Cannell Productions, ultimately serving as Vice President of Studio Operations responsible for all real estate and facilities as the company grew from several hundred to several thousand employees. As the company expanded internationally, Mr. Brain was given the responsibility for the development of North Shore Studios in Vancouver, B.C. From 1981 to 1983, Mr. Brain was an executive of Financial News Network, responsible for network operations and facilities nationwide. He began his professional career in June 1977 as an assistant to television producer Glen Larson at Universal Studios. Mr. Brain currently serves on the Board of the Arizona Biltmore Children's Charity and the Governor's Film and Television Advisory Board. He previously served on the Board of the Phoenix Chamber of Commerce. Mr. Brain also serves on the Board of Directors of Xomba.com, an Internet portal company.

         Jamie Wilkinson joined the Company in June 1999 as Executive Vice President, Internet Strategy. For the prior three-year period, Mr. Wilkinson had been innovating website production at Disney Online, where he was responsible for research and development of Squeak applications and for new content areas, which included Stories and Studio Blast. As Associate Producer/Director of New Technology, Wilkinson managed the 15 member Disney Blast Story group, including research and development, overall design, financial control, and all other production responsibilities. He also handled the corporate license acquisition of Cartoon Maker software and produced multi-user interactive content, as well as SQUEAK OS development with Alan Kay. Prior thereto, at NBC Interactive in New York Wilkinson was the graphic designer who designed, developed and maintained an internal graphics network for NBC/Microsoft. He was responsible for the development and initial launch of NBC on Microsoft Network, NBC.com, TNBC.com, MSNBC.com, SUPERBOWL.com, Olympics.com, NBA.com and Live Playoff Broadcast. He also worked with the Broadcast Group to develop telefusion content. Mr. Wilkinson's freelance credits include photography and computer imaging for Franklin Spier Inc., Comedy Central and Grey Advertising.

        Stephen A. Segal joined the Company in February 2000 as Chief Technology Officer. Mr. Segal brings to Stan Lee Media over 20 years of information technology experience, including extensive Internet and Intranet development and implementation for companies such as Seagate Technology and the IBM Corporation. Mr. Segal's Web consulting projects have included technical support services for the bmwusa.com and nikonusa.com websites, and development of a database driven retail product catalog system, an online site guest book and a sales lead tracking system with data gathering capabilities. Intranet projects have included work for Sprint and Northern States Power Company, and include the development of systems for online approval routing and support, employee recognition and registration, and online product ordering. Mr. Segal's experience in systems programming, database administration skills and implementation of software such as Oracle and SQL Server will assist in developing the Company's databases, interfaces and retail and community sites. His experience with dynamic HTML, JavaScript, Cold Fusion and Active Server Pages will facilitate online user experiences. Mr. Segal also served as a Technical Instructor and Systems Engineer for the IBM Corporation for six years. Mr. Segal received a Master in Business Administration in Management Information Systems from the University of Minnesota and a Bachelor of Arts Degree in Economics and Accounting from the University of California, Los Angeles, and has MCSE (Microsoft Certified Systems Engineer) and MCT (Microsoft Certified Trainer) certifications from the Microsoft Corporation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To our knowledge, during and for Stan Lee Media, Inc.'s year ended December 31, 1999, there were no directors or officers or more than 10% shareholders of the Company who failed to timely file a Form 3, Form 4 or Form 5, other than the individuals set forth below. All of the filings have been made as of the date of this Annual Report.

        (a) Stan Lee failed to timely file a Form 4 in which one transaction was reported.

        (b) Gill Champion failed to timely file a Form 4 in which two transactions were reported.

        (c) Stephen M. Gordon failed to timely file a Form 4 in which two transactions were reported.

        (d) Robert M. Schultz failed to timely file a Form 3 in which two transactions were reported.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth information for 1999 with regard to compensation paid to our chief executive officer and the executive officers or key employees whose total salary and bonus exceeded $100,000. None of our officers was compensated in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                            ANNUAL COMPENSATION                      COMPENSATION
                                            -------------------                      ------------
                                                                     OTHER ANNUAL     SECURITIES     ALL OTHER
                                                                     COMPENSATION     UNDERLYING    COMPENSATION
  NAME AND PRINCIPAL POSITION      YEAR    SALARY($)     BONUS($)        ($)          OPTIONS(#)      ($)(1)
  ---------------------------      ----    ---------     --------    -------------    ----------    ------------
Stan Lee ....................      1999   $247,500(1)    $25,000         --                 --           --
Chairman and
Chief Creative Officer

Devendra Mishra..............      1999     48,500(2)         --         --                 --           --
President and
Chief Executive Officer

Stephen M. Gordon(3).........      1999    108,999        25,000         --            150,000           --
Secretary and
Executive Vice President
Operations


        (1) $235,000 of Mr. Stan Lee's wages were paid to his corporation, S.L. Productions.

        (2) $48,500 of Mr. Devendra Mishra's wages were paid to his corporation, MND Resources.

        (3) Mr. Stephen M. Gordon was elected Secretary of the Company on December 1, 1999.

        The following table sets forth further information regarding individual grants of stock options during fiscal 1999 to each of the named executive officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved. The table also shows all options that were granted with exercise prices equal to fair market value on the dates of grant.

                          OPTION GRANTS IN FISCAL 1999


                                                     INDIVIDUAL GRANTS

                            ---------------------------------------------------------------      POTENTIAL REALIZABLE
                                          PERCENT OF                                                   VALUE
                             NUMBER OF      TOTAL                                              AT ASSUMED ANNUAL RATES
                            SECURITIES     OPTIONS                  PER SHARE                      OF STOCK PRICE
                            UNDERLYING     GRANTED     PER SHARE      MARKET                   APPRECIATION FOR OPTION
                              OPTIONS        TO        EXERCISE      PRICE ON                         TERM(2)
                              GRANTED   EMPLOYEES IN     PRICE      GRANT DATE   EXPIRATION    -----------------------
NAME                          (#)(1)     FISCAL 1999   ($/SH)(1)      ($/SH)        DATE        5%($)           10%($)
----                        ----------  ------------   ---------    ----------   ----------     -----           -----
Stan Lee.................         --          --            --            --             --         --              --
Devendra Mishra..........         --          --            --            --             --         --              --
Stephen M. Gordon .......    100,000         6.8        2.5000        2.5000      7/22/2004    749,815         946,175
Stephen M. Gordon........     50,000         3.4        5.8750        5.8750     12/30/2004    374,908         392,760

-------------

        (1) Stock options are generally awarded with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options granted to new employees generally become exercisable, so long as the employee continues to provide services to the Company, as to 50% of the shares at the end of the first year and as to 50% at the end of the second year. Options expire five years from the date of grant or at the time of the optionee's termination of employment.

        (2) The 5% and 10% assumed rates of annual compound stock price appreciation are prescribed by rules of the SEC and do not represent the Company's estimate or projection of future Common Stock prices.

        There were no exercises of stock options by any of the named executive officers in 1999. The following table sets forth certain information concerning the exercise of stock options during fiscal 1999 by each of the Named Executive Officers and the number and value at December 31, 1999 of unexercised options held by said individuals.


                   AGGREGATED OPTION EXERCISES IN FISCAL 1999

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                 UNDERLYING             IN-THE-MONEY OPTIONS
                                 SHARES        VALUE       UNEXERCISED OPTIONS AT     AT FISCAL YEAR-END(2)($)
                               ACQUIRED ON   REALIZED       FISCAL YEAR-END(#)
NAME                           EXERCISE(#)    ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                           -----------   --------   -----------   -------------   -----------   -------------

Stan Lee.................           0        $   0           0                0         $     0       $      0
Devendra Mishra..........           0        $   0           0                0         $     0       $      0
Stephen M. Gordon........           0        $   0           0          150,000         $     0       $506,250

--------------------------

        (1) "Value Realized" represents the fair market value of the shares underlying the option on the date of exercise less the aggregate exercise price.

        (2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized, and are based on the positive spread between the respective exercise prices of outstanding stock options and the closing price of the Company's Common Stock on December 31, 1999 ($5.875 per share).

BOARD OF DIRECTORS:

        From the Company's inception through December 31, 1999, there have been no meetings of the Company's board of directors. Other actions in 1999 were conducted by means of unanimous written consents on 11 separate instances. The Company held a meeting on March 1, 2000, at which all directors eligible to attend did so attend.

        Non-employee directors receive options to purchase 7,500 shares of the Company's common stock as of January 10 of each year of service, and are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. Directors do not receive compensation for attending meetings of the board of directors.

        Effective June 25, 1999, the authorized number of directors on the Company's board of directors was fixed at four. Effective July 23, 1999, concurrent with the closing of the reverse merger transaction, the Company's board of directors was comprised of Stan Lee, Devendra Mishra, Gill Champion and Andrea L. Freitag. Effective July 24, 1999, the Company's bylaws were amended by unanimous written consent of the board of directors to provide that the number of directors of the corporation shall be fixed from time to time by the board, within a range of not less than three nor more than seven, and fixed the number of directors at five. There then existed one vacancy on the Company's board of directors. The vacancy on the Company's board of directors was filled by the election of Stanley A. Weston by unanimous written consent of the board of directors effective October 15, 1999. Effective December 1, 1999, Ms. Freitag resigned as a director and as the Company's Secretary, and Mr. Mishra resigned from the Company's board of directors to accommodate the election of Robert K. Burgess and Nelson S. Thall to the board, and the appointment of Stephen M. Gordon as the Company's Secretary. Effective December 7, 1999, Mr. Weston resigned from the Company's board of directors for personal reasons. Effective December 10, 1999, the vacancy on the Company's board of directors was filled by the election of Devendra Mishra by unanimous written consent of the board of directors effective immediately, and the Company's bylaws were amended to provide that the number of directors of the corporation shall be fixed from time to time by the board, within a range of not less than three nor more than seven, and fixed the number of directors at seven, in part to respond to changes to the Nasdaq independent director and audit committee requirements. There then existed two vacancies on the Company's board of directors. At a meeting of the board of directors held on March 1, 2000, Arthur
E. Schramm, Jr. was elected to fill a vacancy on the board. As of the date of this Annual Report, there exists one vacancy on the Company's board of directors.

        Andrea L. Freitag was the Secretary and a Director of the Company and its predecessor, Stan Lee Entertainment, Inc. since October 18, 1998 until her resignation effective December 1, 1999. Prior thereto, Ms. Freitag was the founder and President of TLS Media Inc., a multimedia publishing and distribution company, and President of Global Language Solutions Inc., a language acquisition and training company. Ms. Freitag is the spouse of Peter
F. Paul, a Co-Founder of the Company, and a general partner of P.F.P. Family Holdings, L.P., the holder of 2,700,000 shares of the Company's common stock. Paraversal, Inc. provides the services to the Company of Peter F. Paul pursuant to a consulting agreement.

        Stanley A. Weston entered into a consulting relationship to provide licensing and merchandising services to the Company, and entered into an agreement providing for the issuance of options to purchase 27,500 shares of the Company's common stock as of October 5, 1999, vesting to occur as follows: options to purchase 17,500 shares of the company's common stock as of April 1, 2000 and options to purchase all of said 27,500 shares of the company's common stock as of April 1, 2001. Mr. Weston was elected to serve as a director of the company, effective as of October 15, 1999, and resigned from the company's board of directors for personal reasons on December 7, 1999.

        Arthur E. Schramm, Jr. entered into a consulting agreement with the Company providing for the issuance of options to purchase 20,000 shares of the company's common stock, vesting to occur as follows: 8,000 shares of the Company's common stock as of January 10, 2000, and the issuance of options to purchase an additional 1,000 shares monthly of the Company's common stock commencing as of January 31, 2000, pending continued provision of services under said consulting agreement. Mr. Schramm was elected to serve as a director of the company, effective immediately, at the company's March 1, 2000 board of directors meeting.

        As of March 1, 2000, options to acquire 175,000 shares of common stock held in the aggregate by such directors are outstanding, and 29,500 of such options are vested or will be vested within the next 60 days.

        During the period from July 23, 1999 to October 13, 1999, the Board of Directors administered the Stan Lee Media, Inc. stock option plans. Effective October 13, 1999, the committees of the Board of Directors were established or restructured. As of March 1, 2000, the Company currently has three committees: the Executive Committee, the Compensation Committee and the Audit Committee.

        Messrs. Lee, Mishra and Champion are the members of the Executive Committee. The Executive Committee has full authority to exercise all the powers of the board of directors to the fullest extent permitted by Colorado law. Actions of the Executive Committee are taken by a majority vote.

        Mr. Stan Lee is the sole member of the Compensation Committee. The Compensation Committee administers, reviews and approves, subject to the board of directors, Stan Lee Media, Inc.'s stock option plans, and makes recommendations to the board of directors regarding compensation, including payment of salaries, bonuses and incentive compensation and other benefit programs, including those relating to Stan Lee Media's senior management.

        Messrs. Champion, Thall and Schramm are the members of the Audit Committee. The Audit Committee interacts with Stan Lee Media, Inc.'s Chief Financial Officer and outside auditors concerning Stan Lee Media, Inc.'s independent public accountants and the establishment and oversight of such systems of internal accounting and auditing control as it deems appropriate.

        The board of directors does not have a nominating committee. However, the board of directors will consider nomination recommendations from shareholders, which should be addressed to Stan Lee Media, Inc.`s secretary at its principal executive offices.

EMPLOYMENT AND SERVICES AGREEMENTS:

        The Company entered into a lifetime employment agreement with Stan Lee in 1998 in consideration for the assignment and transfer of all of Mr. Lee's right, title and interest in and to any and all ideas, names, titles, characters, symbols, logos, designs, likenesses, visual representations, artwork, stories, plots, scripts, episodes, literary property, and the conceptual universe related thereto, including his name and likeness. Mr. Lee's services for and on behalf of the Company shall be exclusive with the exception of those services provided under a lifetime agreement with Marvel Enterprises, Inc., which shall require no more than an average of 10-15 hours per week on its behalf. The employment agreement provides for base salary compensation of $250,000 annually, a discretionary bonus as determined by the company's board of directors, stock options equal to the highest number of options offered to company executives, reimbursement of certain business expenses, including without limitation, business-related travel and entertainment expenses, and a term life insurance policy in the minimum principal sum of $2 million.

        The Company entered into a five-year employment agreement with Stephen
M. Gordon, its Executive Vice President - Operations, commencing as of November 1, 1999, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Mr. Gordon receives base compensation of $135,000 for the period ending May 31, 2000, increasing to $150,000 for the period June 1, 2000 through May 31, 2001, and thereafter, annual base compensation in an amount not less than $175,000. Mr. Gordon also is entitled to receive an annual bonus determined by the board of directors in its discretion. All options granted to Mr. Gordon will vest upon a change in control of Stan Lee Media, Inc. In addition, if Mr. Gordon is terminated other than for cause, during the first three years of his employment agreement, Mr. Gordon will receive 200% of his base compensation as a severance payment; if termination other than cause occurs during the fourth year of his employment agreement, Mr. Gordon will receive 250% of his base compensation as a severance payment; and if termination occurs in the fifth year of his employment agreement or thereafter, Mr. Gordon will receive 299% of his base compensation as a severance payment.

        The Company entered into a seven-year agreement with Paraversal, Inc. to provide the Company with strategic business development services, including structuring of corporate partnering relationships and strategic alliances. The agreement may be renewed for two additional three-year terms by the parties. The agreement provides for the Company to pay Paraversal monthly compensation of $16,500 for the period commencing October 1, 1999. Coincident with the receipt by the Company of equity financing in an amount not less than $5,000,000, the monthly compensation paid by the Company to Paraversal will increase to $20,000, and upon receipt of an additional equity infusion of $5,000,000, such monthly compensation will increase to $25,000. Currently, the Company pays Paraversal $20,000 monthly. Under the agreement, Paraversal is entitled to an annual bonus in accordance with the terms and provisions mutually agreed upon with the Company, will receive options to purchase 200,000 shares of the Company's common stock at a price equal to 110% of the closing bid price at each date of issue. On October 5, 1999, Paraversal was granted options to purchase 500,000 shares of the Company's common stock at $5.50, which options vested on October 8, 1999. The agreement further provides that if Paraversal is terminated for any reason other than for cause or for death and disability, Paraversal will be entitled to a lump sum payment of $1,000,000.

STOCK OPTIONS AND WARRANTS

        From July 23, 1999 through October 5, 1999, the Company entered into stock option agreements with certain executives, employees, directors and consultants to purchase 2,435,000 common shares at $2.50 to $5.50 per share. Of said amount, options to purchase 1,110,000 common shares have a term of five years, and are subject to various vesting periods ranging up to two years. Options to purchase the remaining 1,325,000 common shares were issued to consultants, have a term of 10 years and are fully vested at December 31, 1999. The board of directors determined the terms and conditions of all the stock options granted pursuant to written compensatory agreements for the period from July 23, 1999 to October 5, 1999, including the number of shares subject to the option, exercise price, term, transferability and exercisability. Payment of the exercise price may be made by any of the following alternative payment procedures: (a) cash; (b) check; (c) cancellation of indebtedness; (d) other shares that (x) in the case of shares acquired upon exercise of an option, have been owned by the optionee for more than six months on the date of surrender or such other period as may be required to avoid a charge to the corporation's earnings, and (y) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which such option shall be exercised; or (e) authorization for the corporation to retain from the total number of shares as to which the option is exercised that number of shares having a fair market value on the date of exercise equal to the exercise price for the total number of shares as to which the option is exercised.

        No option may be transferred by the optionee other than by will or the laws of descent or distribution; provided, however, that the board of directors may in its discretion provide for the transferability of the options. Each option may be exercised during the lifetime of the optionee only by such optionee or permitted transferee. Options granted pursuant to the written compensatory agreements generally must be exercised within 3 months after the termination of the optionee's status as an employee of the Company, or within 12 months if such termination is due to the death or disability of the optionee, but in no event later than the expiration of the option's term. Options granted pursuant to the written compensatory agreements generally vest over a two-year period at a rate of one-half of the total number of shares subject to the option twelve months after the date of grant, with the remaining shares vesting in equal installments at the end of the two years. In the event of our merger with or into another corporation, the successor corporation is obligated to assume each option.

        The Company also has issued three-year warrants to acquire 246,029 shares of Common Stock at an exercise price of $5.00 per share to investors in certain of the Company's private placement transactions.

        On September 15, 1999, the Company issued warrants to purchase 5,000 common shares in conjunction with debt financing. The warrants have a $5.00 per share exercise price and a term of three years. On September 21, 1999, the Company issued warrants to purchase 5,000 common shares in conjunction with debt financing. The warrants have a $5.00 per share exercise price and a term of three years. On October 12, 1999, the Company issued warrants to purchase 25,000 shares of common stock in connection with a bridge loan from VMR Luxembourg S.A. On November 1, 1999, the Company issued warrants to purchase 2,500 common shares in conjunction with debt financing. The warrants have a $6.00 per share exercise price and a term of three years.

STOCK PLANS

        1999 Incentive Stock Plan. Our 1999 stock plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants to acquire shares of common stock. The purposes of the 1999 stock plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants and to promote the success of our business. Our board of directors originally adopted the 1999 stock plan in October 1999. The 1999 stock plan was amended by the board of directors in March 2000 to increase the total number of shares of common stock reserved for issuance to 3,000,000 shares and to incorporate certain other changes. Unless terminated earlier by the board of directors, the 1999 stock plan will terminate in October 2009. All grants under the 1999 stock plan are subject to the approval of our shareholders.

        Under the Company's 1999 stock plan, the Company issued 355,000 options to officers and employees during 1999, and 202,500 options to consultants. As of March 1, 2000, options to purchase 3,766,000 shares of common stock were outstanding at a weighted average exercise price of $4.60 per share. Of said amount, options to purchase 1,331,000 shares of common stock had been issued under our 1999 stock plan and were outstanding at a weighted average price of $6.50 per share. The remaining options, 2,435,000, had been issued pursuant to written compensatory agreements prior to the adoption of our 1999 stock plan and were outstanding at a weighted average price of $3.47 per share. No shares had been issued upon exercise of outstanding options, and 1,669,000 shares remained available for future grant under the 1999 stock plan.

         The 1999 stock plan may be administered by the board of directors, a committee appointed by the board of directors or a combination of the board of directors and a committee, as determined by the board of directors. The administrator determines the terms of options granted under the 1999 stock plan, including the number of shares subject to the option, exercise price, term and exercisability. In no event, however, may an individual receive option grants for more than 500,000 shares of common stock under the 1999 stock plan in any fiscal year. Incentive stock options granted under the 1999 stock plan must have an exercise price of at least 100% of the fair market value of the common stock on the date of grant and at least 110% of such fair market value in the case of an optionee who holds more than 10% of the total voting power of all classes of our stock. Nonstatutory stock options granted under the 1999 stock plan will have an exercise price as determined by the administrator. Payment of the exercise price may be made in cash or such other consideration as determined by the administrator.

        The administrator determines the term of options, which may not exceed 10 years or 5 years in the case of an incentive stock option granted to a holder of more than 10% of the total voting power of all classes of our stock. No option may be transferred by the optionee other than by will or the laws of descent or distribution, provided, however, that the administrator may in its discretion provide for the transferability of nonstatutory stock options granted under the 1999 stock plan if the common stock is listed or approved for listing on a national securities exchange or designated as a national market system security by the National Association of Securities Dealers, Inc. Each option may be exercised during the lifetime of the optionee only by such optionee or permitted transferee. The administrator determines when options become exercisable. Options granted under the 1999 stock plan generally must be exercised within 3 months after the termination of the optionee's status as an employee, director or consultant of the Company, or within 12 months if such termination is due to the death or disability of the optionee, but in no event later than the expiration of the option's term. Options granted under the 1999 stock plan generally vest over a two-year period at a rate of one- half of the total number of shares subject to the option twelve months after the date of grant, with the remaining shares vesting in equal installments at the end of the two years.

        In the event of our merger with or into another corporation, the successor corporation may assume each option and outstanding stock purchase right or may substitute an equivalent option or stock purchase right. However, if the successor corporation does not agree to this assumption or substitution, the option or stock purchase right will terminate. The board of directors has the authority to amend or terminate the 1999 stock plan provided that no action that impairs the rights of any holder of an outstanding option may be taken without the holder's consent. In addition, we will obtain requisite stockholder approval for any action requiring stockholder approval under the applicable law.

         In addition to stock options, the administrator may issue stock purchase rights under the 1999 stock plan to employees, directors and consultants. The administrator determines the number of shares, price, terms, conditions and restrictions related to a grant of stock purchase rights and the purchase price of a stock purchase right granted under the 1999 stock plan. The administrator also determines the period during which the stock purchase right is held open, but in no case shall such period exceed 30 days. Unless the administrator determines otherwise, the recipient of a stock purchase right must execute a restricted stock purchase agreement granting an option to repurchase the unvested shares at cost upon termination of such recipient's relationship with us.

               1999 Stock Compensation Plan. Our 1999 Stock Compensation Plan (the "Compensation Plan") was adopted on October 11, 1999, and was instituted for the purpose of compensating non-employee directors by granting them shares of the company's common stock in lieu of annual director's fees. A total of 150,000 were reserved for issuance pursuant to the Compensation Plan. By its terms, the Compensation Plan may be terminated or amended by the board of directors or the shareholders. No shares of the company's common stock were issued under the Compensation Plan, and the Compensation Plan was terminated by the board of directors as of December 10, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2000 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2000, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 11,856,362 shares of common stock outstanding, which does not assume the conversion of all outstanding shares of preferred stock into common stock.

        Except as indicated in the footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Stan Lee Media, Inc., 15821 Ventura Boulevard, Suite 675, Encino, California, 91436.

Name of Shareholder                         Number of Shares       Percent of Common Stock
-------------------                         ----------------       -----------------------
Stan Lee(1)                                    3,345,000                     28.2%
P.F.P. Family Holdings, L.P.(2)                3,200,000                     27.0
Devendra Mishra(3)                                50,000                      *
Gill Champion(4)                                  50,000                      *
Stephen M. Gordon(5)                             270,000                      2.3
Robert M. Schultz(6)                              10,000                      *
Nelson S. Thall (7)                                9,000                      *
Robert K. Burgess(8)                             721,786                      5.7
Arthur E. Schramm, Jr.(9)                         12,000                      *

All executive officers and directors
  as a group (8 persons)                       4,467,786                     35.5

-----------------------

         * Less than one percent (1%) of the issued and outstanding shares of Common Stock.

        (1)  All shares are held in the name of the Lee Family 1985 Trust.

        (2) Includes options to purchase 500,000 shares immediately exercisable by Paraversal, Inc. Paraversal, Inc. provides the services of Peter
             F. Paul, a Co-Founder of the Company pursuant to a consulting agreement. Mr. Paul is a general partner of P.F.P. Family Holdings, L.P. While Mr. Paul is not an officer, director or shareholder of Paraversal, Inc., he may be deemed to share voting and dispositive power with Paraversal by virtue of his capacity. Mr. Paul disclaims beneficial ownership with respect to the options held by Paraversal, Inc.

        (3) Excludes options to purchase 30,000 shares granted to Mr. Mishra, 15,000 of which vest as of January 10, 2001, and 15,000 of which vest as of January 10, 2002.

        (4) Excludes options to purchase 150,000 shares granted to Mr. Champion, 50,000 of which vest as of July 23, 2000, 5,000 of which vest as of December 31, 2000, 20,000 of which vest as of January 10, 2001, 50,000 of which vest as of July 23, 2001, 5,000 of which vest as of December 31, 2001, and 20,000 of which vest as of January 10, 2002.

        (5) Includes 220,000 shares held directly by Mr. Gordon and his spouse, and 50,000 shares held in a custodial capacity of behalf of a minor child, and excludes options to purchase 150,000 shares granted to Mr. Gordon, 50,000 of which vest as of July 23, 2000, 25,000 of which vest as of December 31, 2000, 50,000 of which vest as of July 23, 2001, and 25,000 of which vest as of December 31, 2001.

        (6) Excludes options to purchase 110,000 shares granted to Mr. Schultz, 50,000 of which vest as of July 23, 2000, 5,000 of which vest as of December 31, 2000, 50,000 of which vest as of July 23, 2001, and 5,000 of which vest as of December 31, 2001.

        (7) Includes options to purchase 7,500 shares immediately exercisable by Mr. Thall. Mr. Thall's address is One Yonge Street, Suite 1103, Toronto, Ontario, Canada, M5E 1E5.

        (8) Includes options to purchase 7,500 shares immediately exercisable by Mr. Burgess, and includes 714,286 shares of the Company's Series A Preferred Stock immediately convertible into the Company's common stock held by Macromedia, Inc. Mr. Burgess, one of our directors, is the Chairman and Chief Executive Officer and Director of Macromedia, Inc., whose address is 600 Townsend Street, San Francisco, California, 91403. Based on information provided to us by Mr. Burgess and Macromedia, Inc., Mr. Burgess shares voting and dispositive power with respect to the shares held by Macromedia, Inc., and disclaims beneficial ownership with respect to the shares held by Macromedia, Inc.

        (9) Includes options to purchase 12,000 shares immediately exercisable or exercisable within 60 days by Mr. Schramm. Mr. Schramm's address is 11601 San Vicente Boulevard, Suite 1200, Los Angeles, California, 90025.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Stanley A. Weston entered into a consulting relationship to provide licensing and merchandising services to the Company, and entered into an agreement providing for the issuance of options to purchase 27,500 shares of the Company's common stock as of October 5, 1999, vesting to occur as follows: options to purchase 17,500 shares of the company's common stock as of April 1, 2000 and options to purchase all of said 27,500 shares of the company's common stock as of April 1, 2001. Mr. Weston was elected to serve as a director of the company, effective as of October 15, 1999, and resigned from the company's board of directors for personal reasons on December 7, 1999.

        The Company entered into a consulting agreement as of January 10, 2000 with Arthur E. Schramm, Jr., who subsequently became a Director of the Company on March 1, 2000. The term of the agreement is approximately 12 months ending December 31, 2000, subject to extension, and terminable at will. Under the terms of the consulting agreement, Mr. Schramm will assist the Company in defining its product and developing its business plan; introduce the Company to potential strategic partners for the

Company's products and services; and assist the Company in issues of overall business and capital formation strategies. The Company has granted Mr. Schramm options to purchase 20,000 shares of the Company's common stock, vesting as follows: as to 8,000 of the optioned shares as of January 10, 2000, and commencing as of January 31, 2000, and as of the last day of each month to and including December 31, 2000, options to purchase an additional 1,000 shares of the total number of shares optioned.

        The Company entered into a seven-year agreement with Paraversal, Inc. to provide the Company with strategic business development services, including structuring of corporate partnering relationships and strategic alliances. Paraversal provides the services of Peter F. Paul, a co-founder of the Company, and a general partner of P.F.P. Family Holdings, L.P., the holder of approximately 22.8% of the Company's issued and outstanding common stock as of March 1, 2000. The agreement may be renewed for two additional three-year terms by the parties. The agreement provides for the Company to pay Paraversal monthly compensation of $16,500 for the period commencing October 1, 1999. Coincident with the receipt by the Company of equity financing in an amount not less than $5,000,000, the monthly compensation paid by the Company to Paraversal will increase to $20,000, and upon receipt of an additional equity infusion of $5,000,000, such monthly compensation will increase to $25,000. Currently, the Company pays Paraversal $20,000 monthly. Under the agreement, Paraversal is entitled to an annual bonus in accordance with the terms and provisions mutually agreed upon with the Company, and will receive options to purchase 200,000 shares of the Company's common stock at a price equal to 110% of the closing bid price at each date of issue. On October 5, 1999, Paraversal was granted options to purchase 500,000 shares of the Company's common stock at $5.50, which options vested on October 8, 1999. The agreement further provides that if Paraversal is terminated for any reason other than for cause or for death and disability, Paraversal will be entitled to a lump sum payment of $1,000,000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

        (a) Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-27.

        (b) Current Reports on Form 8-K. A Current Report on Form 8-K dated November 3, 1999, was filed on November 17, 1999 with the Securities and Exchange Commission, to report a transaction under Item 5, Other Events, containing information related to the investment of $5,000,002 by Macromedia, Inc. in the company, in the form of the issuance and delivery of 714,286 shares of the company's Series A Preferred Stock, and the establishment of a distribution relationship with Macromedia and its subsidiary, shockwave.com.

        (c) Exhibits

 2.1   Reorganization and Stock Purchase Agreement dated as of June 25, 1999

 3.1   Articles of Incorporation

 3.2   Articles of Amendment to Articles of Incorporation Filed August 12, 1999

 3.3   Articles of Amendment to Articles of Incorporation Filed November 5, 1999

 3.4   Bylaws

10.1   Securities Purchase Agreement dated as of November 3, 1999, between the
       Registrant and Macromedia, Inc.

10.2   Agreement between the Registrant and Macromedia


10.3   Purchase Agreement dated as of February 1, 2000

10.4   Purchase Agreement dated as of February 4, 2000

10.5 Revolving Credit Agreement dated July 23, 1999, between the Registrant and Santo Development Worldwide

10.6 Revolving Credit Agreement dated July 23, 1999, between the Registrant and Maxi Technologies Limited

10.7   Financial Consulting Agreement dated as of October 11, 1999, between the
       Registrant and VMR Capital Markets, U.S.

10.8   Form of 8% Convertible Debenture Due April 11, 2000

10.9   Warrant Agreement dated as of October 11, 1999, in favor of VMR
       Luxembourg, S.A.

10.10  1999 Stock Incentive Plan

10.11  Form of 1999 Stock Incentive Plan Option Agreement

10.12  Agreement dated July 23, 1999, between the Registrant and Gill Champion

10.13  Agreement dated July 23, 1999, between the Registrant and Robert M.
       Schultz

10.14  Agreement dated July 23, 1999, between the Registrant and Stephen M.
       Gordon

10.15  Agreement dated July 23, 1999, between the Registrant and Dana Moreshead

10.16  Agreement dated July 23, 1999, between the Registrant and Dave Medinnis

10.17  Agreement dated July 23, 1999, between the Registrant and Zachary Foley

10.18  Linking and Stock Issuance Agreement dated March 16, 1999, between the
       Registrant and NPO Online, Inc.

10.19  Agreement dated July 23, 1999, between the Registrant and Gary Manfredi

10.20  Agreement dated July 23, 1999, between the Registrant and Shawn McManus

10.21  Agreement dated July 23, 1999, between the Registrant and Andrey
       Pavlovskiy

10.22  Agreement dated July 23, 1999, between the Registrant and Aaron Sowd

10.23  Agreement dated July 23, 1999, between the Registrant and Jason Thomas

10.24  Agreement dated July 23, 1999, between the Registrant and William James
       Wilkinson, Jr.

10.25  Agreement dated July 23, 1999, between the Registrant and Anthony Winn

10.26  Agreement dated July 23, 1999, between the Registrant and Jeffrey D.
       Segal

10.27  Agreement dated July 23, 1999, between the Registrant and Ziffren,
       Brittenham, Branca & Fischer LLP

10.28  Agreement dated September 24, 1999, between the Registrant and Iyan Bruce

10.29  Agreement dated September 24, 1999, between the Registrant and Zachary
       Foley

10.30  Agreement dated September 24, 1999, between the Registrant and Jennifer
       Kahn

10.31  Agreement dated September 24, 1999, between the Registrant and Tony
       Pastor

10.32  Agreement dated September 24, 1999, between the Registrant and Mone
       Peterson

10.33  Agreement dated September 24, 1999, between the Registrant and Patricia
       Smith

10.34  Agreement dated September 24, 1999, between the Registrant and Russ Heath

10.35  Agreement dated September 27, 1999, between the Registrant and Brady
       Darvin

10.36  Agreement dated September 27, 1999, between the Registrant and Larry
       Houston

10.37  Agreement dated September 27, 1999, between the Registrant and Ruben
       Martinez

10.38  Agreement dated October 5, 1999, between the Registrant and Stanley A.
       Weston

10.39  Agreement dated October 5, 1999, between the Registrant and Jeffrey D.
       Segal

10.40  Agreement dated October 5, 1999, between the Registrant and Paraversal,
       Inc.

10.41  Agreement dated October 15, 1998, between Registrant and Mr. Stan Lee

10.42  Agreement dated October 22, 1999, between Registrant and Mr. Stan Lee

10.43  Consulting Agreement dated October 5, 1999, between Registrant and
       Paraversal, Inc.

10.44  Employment Agreement dated October 8, 1999, between the Registrant and
       Stephen M. Gordon

10.45  AcmeCity Interactive Community Agreement dated June 14, 1999, between the
       Registrant and AcmeCity, a Delaware LLC

10.46  Agreement dated February 2, 2000, between the Registrant and KBNHA
       Enterprises, Inc.

10.47  Publishing Agreement between Simon & Schuster, Inc., Stan Lee and George
       Mair

10.48  Agreement dated December 7, 1999, among DC Comics, Stan Lee, the
       Registrant and Branded Entertainment, LLC

10.49  Strategic Alliance Agreement dated November 8, 1999, between the
       Registrant and Cyberworld International Corporation

10.50  Deal Memo dated as of August 1, 1999, between the Registrant and
       WhatsHotNow.com, Inc.

10.51 Sublease Agreement dated as of November 4, 1998, between the Registrant and One Twelve Interactive, Inc.

10.52  Third Amendment to Office Lease, dated May 27, 1999, between Douglas
       Emmett Realty Fund 1997, a California limited partnership, and 1-12
       Interactive, Inc., a Delaware corporation

10.53  Office Lease dated September 22, 1999, between the Registrant and
       Douglas Emmett Realty Fund 1997, a California limited partnership

10.54  First Amendment to Office Lease dated November 2, 1999, between the
       Registrant and Douglas Emmett Realty Fund 1997, a California limited partnership

21.1   Subsidiaries of the Registrant

27     Financial Data Schedule

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                          F-3

Consolidated Financial Statements

      Consolidated Balance Sheets                                           F-4

      Consolidated Statements of Operations                                 F-5

      Consolidated Statements of Shareholders' Equity                       F-6

      Consolidated Statements of Cash Flows                                 F-8

      Notes to Consolidated Financial Statements                           F-10

INDEPENDENT AUDITORS' REPORT


To the Shareholders
Stan Lee Media, Inc. and Subsidiary (a development stage company)
Encino, California


We have audited the accompanying consolidated balance sheets of Stan Lee Media, Inc. and subsidiary (a development stage company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999, the period from inception (October 13, 1998) through December 31, 1998, and the period from inception (October 31, 1998) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stan Lee Media, Inc. and subsidiary (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from inception (October 13, 1998) through December 31, 1998 and the period from inception (October 13, 1998) through December 31, 1999, in conformity with generally accepted accounting principles.


                                       /s/  BDO Seidman, LLP
                                       -------------------------------------



Los Angeles, CA
February 4, 2000

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                     --------------------------
                                                                                        1999            1998
                                                                                     -----------      ---------
Assets

Current assets
   Cash and cash equivalents                                                         $ 2,020,162      $  21,276
   Inventory                                                                              11,883             --
   Subscriptions receivable                                                                   --        275,000
   Prepaid expenses and other current assets                                              10,450         10,000
                                                                                     --------------------------
Total current assets                                                                   2,042,495        306,276

Property and equipment, net of accumulated depreciation (Note 3)                         602,009          1,898

Other assets
   Debt offering costs (net of $36,257 of accumulated
   amortization) (Note 7)                                                                 17,756             --
   Licensing rights (net of $5,989 of accumulated amortization) (Note 7)                 173,686             --
   Trademarks                                                                            103,636             --
   Deposits                                                                               47,464             --
                                                                                     --------------------------
Total other assets                                                                       342,542             --
                                                                                     --------------------------
                                                                                     $ 2,987,046      $ 308,174
                                                                                     ==========================

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                          $   172,267      $   5,175
   Obligations under capital leases, current portion (Note 5)                             45,864             --
   Note payable (Note 4)                                                                 500,000             --
                                                                                     --------------------------
Total current liabilities                                                                718,131          5,175
                                                                                     --------------------------

Obligations under capital leases, long-term portion (Note 5)                              80,979             --
Commitments (Note 5)
Shareholders' equity (Notes 1 and 7)
   Series A Convertible Preferred stock, par value $0.001,
   authorized 1,500,000 issued and outstanding 714,286 and none;
   liquidation preference of $7 per share                                              5,000,002             --

   Common stock, par value $0.001, authorized 100,000,000 issued and outstanding
   11,433,029 and 8,100,000                                                               11,433          8,100
   Additional paid-in capital                                                          5,137,787        327,320
   Deficit accumulated during the development stage                                   (7,961,286)       (32,421)
                                                                                     --------------------------
Total shareholders' equity                                                             2,187,936        302,999
                                                                                     --------------------------
                                                                                     $ 2,987,046      $ 308,174
                                                                                     ==========================

                                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Period from         Period from
                                                                           Inception           Inception
                                                                          (October 13,        (October 13,
                                                       Year Ended           1998) to            1998) to
                                                      December 31,        December 31,        December 31,
                                                          1999               1998                1999
                                                      ----------------------------------------------------
Revenue                                               $    30,605         $        --         $    30,605
                                                      ---------------------------------------------------

Operating expenses:
    Cost of revenue                                         1,275                                   1,275
    Development costs                                   1,142,378                  --           1,142,378
    General and administrative                          6,734,177              32,320           6,766,497
                                                      ---------------------------------------------------
Total operating expenses                                7,877,830              32,320           7,910,150
                                                      ---------------------------------------------------

Operating loss                                         (7,847,225)            (32,320)         (7,879,545)

Net interest expense                                      (81,640)               (101)            (81,741)
                                                      ---------------------------------------------------
Net loss                                              $(7,928,865)        $   (32,421)        $(7,961,286)
                                                      ===================================================

Basic and diluted net loss per share                  $     (0.81)        $     (0.01)
                                                      ===============================

Weighted average number of shares used in
computing basic and diluted net loss per share          9,776,021           8,100,000
                                                      ===============================

                                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (OCTOBER 13, 1998) THROUGH
                                DECEMBER 31, 1999


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                          Additional       During
                                      Preferred                  Common                     Paid-In     Development
                                       Shares       Amount       Shares       Amount        Capital        Stage        Total
                                      -------------------------------------------------------------------------------------------
Issuance of founders shares
    (October 1998) ($0.001 per
    share)                                  --    $       --    6,900,000   $     6,900   $     3,100   $        --   $    10,000

Issuance of stock for services
    ($0.001 per share)                      --            --      420,000           420            --            --           420

Issuance of stock for cash
    ($0.417 per share)                      --            --      780,000           780       324,220            --       325,000

Net loss for period                         --            --           --            --            --       (32,421)      (32,421)
                                      -------------------------------------------------------------------------------------------

BALANCE, at December 31, 1998               --            --    8,100,000         8,100       327,320       (32,421)      302,999

Issuance of stock for services
    ($0.001 per share) (Note 7)             --            --      400,000           400            --            --           400

Reverse merger (Note 1)                     --            --    2,525,000         2,525       (13,062)           --       (10,537)

Issuance of stock for services
    ($2.50 per share) (Note 7)              --            --       60,000            60       149,940            --       150,000

Issuance of stock for cash
    ($3.00 per share) (Note 7)              --            --      246,029           246       733,854            --       734,100

Issuance of stock for cash
    ($4.00 per share) (Note 7)              --            --       37,500            38       149,962            --       150,000

Issuance of stock for cash
    ($4.00 per share) (Note 7)              --            --       62,500            62       249,938            --       250,000

Cancellation and retirement of
    stock issued for services
    ($2.50 per share) (Note 7)              --            --      (50,000)          (50)     (124,950)           --      (125,000)

Issuance of stock for debt
    financing costs ($6.18 per
    share) (Note 7)                         --            --       10,000            10        61,790            --        61,800

Issuance of preferred stock
    ($7.00 per share) (Note 7)         714,286     5,000,002           --            --            --            --     5,000,002

Issuance of stock for services
    ($7.187 per share) (Note 7)             --            --       10,000            10        71,860            --        71,870

Issuance of stock for
    licensing right ($7.187
    per share) (Note 11)                    --            --       25,000            25       179,650            --       179,675

Issuance of stock for services
    ($5.50 per share) (Note 7)              --            --        7,000             7        38,493            --        38,500

Warrants issued for financing
    (Note 7)                                --            --           --            --        54,014            --        54,014

Options issued for services
    (Note 7)                                --            --           --            --     3,258,978            --     3,258,979

Net loss for year ended
    December 31, 1999                       --            --           --            --            --    (7,928,865)   (7,928,865)
                                      -------------------------------------------------------------------------------------------

BALANCE, at December 31, 1999          714,286    $5,000,002   11,433,029   $    11,433   $ 5,137,787   $(7,961,286)  $ 2,187,936
                                      ===========================================================================================

                                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Period From      Period From
                                                                                        Inception        Inception
                                                                         Year          (October 13,     (October 13,
                                                                         Ended          1998) to          1998) to
                                                                      December 31,     December 31,     December 31,
                                                                         1999             1998             1999
                                                                      ----------------------------------------------
Cash flows from operating activities
   Net loss                                                           $(7,928,865)     $   (32,421)     $(7,961,286)
   Adjustments to reconcile net loss to net cash and
     cash equivalents provided by (used in) operating
     activities:
      Non-cash items resulting from issuance of stock, options
        and warrants                                                    3,492,807              420        3,493,227
      Depreciation and amortization                                        84,531               54           84,585
      Changes in:
         Inventory                                                        (11,883)              --          (11,883)
         Prepaid expenses and other current assets                           (450)         (10,000)         (10,450)
         Deposits                                                         (47,464)              --          (47,464)
         Accounts payable                                                 156,555            5,175          161,730
                                                                      ---------------------------------------------
Net cash used in operating activities                                  (4,254,769)         (36,772)      (4,291,541)
                                                                      ---------------------------------------------

Cash flows from investing activities
   Purchase of property and equipment                                    (488,617)          (1,952)        (490,569)
   Application for trademarks                                            (103,636)              --         (103,636)
                                                                      ---------------------------------------------
Net cash used in investing activities                                    (592,253)          (1,952)        (594,205)
                                                                      ---------------------------------------------

Cash flows from financing activities
   Proceeds from notes and loans payable                                1,417,000               --        1,417,000
   Repayment of notes and loans payable                                  (917,000)              --         (917,000)
   Payments under capital lease obligations                               (63,194)              --          (63,194)
   Receipt of subscriptions                                               275,000               --          275,000
   Issuance of preferred stock                                          5,000,002               --        5,000,002
   Issuance of common stock                                             1,134,100               --        1,134,000
   Capital contribution                                                        --           60,000           60,000
                                                                      ---------------------------------------------
Net cash provided by financing activities:                              6,845,908           60,000        6,905,908
                                                                      ---------------------------------------------
Increase (decrease) in cash and cash equivalents                        1,998,886           21,276        2,020,162

Cash and cash equivalents, beginning of period                             21,276               --               --
                                                                      ---------------------------------------------
Cash and cash equivalents, end of period                              $ 2,020,162      $    21,276      $ 2,020,162
                                                                      =============================================

                                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Stan Lee Media, Inc. ("SLM" or the "Company") (a development stage company) is an Internet-based, global branded content creation, production and marketing company founded by comic book icon Stan Lee to conceive, create, co-create and produce marketable characters and story franchises for entertainment, merchandising and promotional exploitation worldwide.

Stan Lee Entertainment, Inc. ("Entertainment") was incorporated in the State of Delaware on October 13, 1998. Stan Lee Media, Inc. ("SLM Delaware") was originally incorporated in the State of Delaware on January 14, 1999. Entertainment was merged with SLM Delaware on April 14, 1999 with SLM Delaware being the surviving corporation. Effective July 23, 1999, SLM Delaware engaged in a share exchange with Boulder Capital Opportunities, Inc. ("Boulder") a public company, incorporated in the State of Colorado. This share exchange was accounted for as a reverse acquisition in which SLM Delaware is considered the predecessor of the Company because it had operations at the time of the share exchange. The new name of the company after the share exchange is Stan Lee Media, Inc. ("SLM" or the "Company"). In this share exchange, the shareholders of SLM Delaware received 8,500,000 shares of common stock of Boulder in exchange for all of the issued and outstanding shares of SLM Delaware common stock. The number of shares outstanding after this transaction was 11,025,000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Stan Lee Media, Inc., and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

DEVELOPMENT STAGE

As of December 31, 1999, SLM is considered a development stage company as it has not recognized significant revenue from planned principal operations. Accordingly, the Company has provided cumulative consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows.

MANAGEMENT PLANS

The Company has incurred cumulative losses of approximately $7.9 million through December 31, 1999, and currently does not have sufficient cash to fully implement management's business plan. As a result, management is seeking additional financing. There can be no assurance that the Company will raise sufficient financing to enable management to implement the Company's business plan. (See Note 9).

CASH EQUIVALENTS

SLM considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

Inventory consists of various promotional items and memorabilia based on the characters created and co-created by Stan Lee. The inventory is stated at the lower of cost or market on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, with depreciation computed utilizing the straight-line method. Equipment and furniture are depreciated over the estimated useful lives, which range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease, generally five years.

LICENSING RIGHTS

SLM acquired the right to use certain proprietary software from Cyberworld International Corporation. The licensing right is being amortized over the term of the agreement of five years. (See Note 9).

TRADEMARKS

Trademarks include amounts paid for legal fees and registration of trademark applications in various countries for the characters, names and marks created by SLM. After the trademarks have been accepted by the agencies of each country, they will be amortized over an expected life of five to ten years.

LONG-LIVED ASSETS

In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", SLM records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

INCOME TAXES

SLM uses the asset and liability method to account for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose SLM to concentration of credit risk consist primarily of cash and cash equivalents. SLM places its cash and cash equivalents with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation, however, management believes the risk of loss to be minimal.

REVENUE

SLM receives webcasting fees for certain Webisode series pursuant to agreements with customers. Revenue is recognized after each series has been accepted and after each Webisode of the series has been delivered.

Revenue from distribution fees, licensing and sub-licensing of characters owned by SLM are recorded in accordance with the distribution agreement and at the time characters are available to the licensee. Revenue is recognized as earned and reasonably estimable.

COST OF REVENUE

Cost of revenues consists primarily of costs to develop and produce webisodes. Webisode costs consist of the costs of development and production of digitally animated webisodes including labor, material and production overhead. All Webisode cost capitalized are evaluated quarterly for net realizable value and all write-downs are included in Cost of Revenue.

NET LOSS PER SHARE

The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings or loss per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the basic shares and all dilutive securities, including stock options, warrants and convertible notes, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were antidilutive for 1999.

For the year ended December 31, 1999, potential dilutive securities representing 2,992,500 outstanding stock options, 283,529 outstanding warrants, and 714,286 shares of convertible preferred stock are not included in the earnings per share calculation since their effect would be antidilutive.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

SLM accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. SLM has used the intrinsic value method prescribed by APB Opinion No.
25. See Note 7 for supplemental disclosure.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

RECLASSIFICATIONS

Certain amounts for prior years have been reclassified to conform with the 1999 financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "According for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction for a derivative not designated as a hedging instrument, the gain or loss is recongnized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 on January 1, 1999 had no effect on the financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          December 31,     December 31,      Estimated
                                                             1999             1998          Useful Life
                                                          ---------------------------------------------
Automobile                                                 $ 15,000           $   --         5 years
Computer equipment                                          103,249            1,904         3 years
Computer software                                            18,011               48         3 years
Furniture and fixtures                                      187,960               --         5 years
Leasehold improvements                                      166,349               --         5 years
Equipment under capital leases                              190,036
                                                          ---------------------------------------------
                                                            680,605            1,952
Less accumulated depreciation and amortization               78,596               54
                                                          ---------------------------------------------

                                                           $602,009           $1,898
                                                          =============================================

At December 31, 1999, accumulated depreciation and amortization included $26,864 related to assets under capital leases.

NOTE 4 - DEBT

SHORT-TERM FINANCING

During 1999 investors provided SLM with a total of $250,000 notes with interest at 8% per annum payable with interest in one lump sum during 1999. All of these notes and interest were fully paid during the year.

On October 11, 1999, SLM executed an unsecured promissory note (the "Note") in the amount of $500,000. The terms of the note call for SLM to pay interest at 8% per annum. The principal and accrued and unpaid interest shall be payable in one lump sum by April 11, 2000. Pursuant to the promissory note, warrants for 25,000 shares of SLM's common stock exercisable at $6.18 per share expiring October 11, 2002 were granted to the Note holder. The fair value of $35,512 of these warrants was capitalized as debt offering costs and amortized over the term of the loan. The note and all accrued interest were paid in January 2000.

In addition shareholders of SLM advanced a total of $667,000 during 1999, as working capital. The balance was non-interest bearing and due on demand with no specific payment provisions. These loans were repaid during 1999.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS

LEASE AGREEMENTS

SLM entered into sublease agreements for office space through October 31, 2004. Minimum future annual payments under these agreements as of December 31, 1999 are as follows:

Year ended December 31,                                             Amount
                                                                  ----------
     2000                                                         $  483,763
     2001                                                            480,419
     2002                                                            393,001
     2003                                                            343,982
     2004                                                            443,007
                                                                  ----------
                                                                  $2,144,172
                                                                  ==========

Rent expense for the year ended December 31, 1999 was $141,978.

EMPLOYMENT AGREEMENT

SLM has entered into an employment agreement with Stan Lee. Under the agreement Stan Lee will receive a base salary of $250,000 per year, beginning April 1, 1999 and is payable for the remainder of his life. In addition, Stan Lee shall also receive an annual discretionary bonus as determined by the Board of Directors. Stan Lee will serve as Chairman and Chief Creative Officer of SLM.

The Company entered into a five-year employment agreement with Stephen M. Gordon, its Executive Vice President - Operations, commencing as of November 1, 1999, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Mr. Gordon receives base compensation on an annualized rate of $135,000 through May 31, 2001, increasing to $150,000 for the period June 1, 2000 through May 31, 2001, and thereafter, annual base compensation in an amount not less than $175,000. Mr. Gordon also is entitled to receive an annual bonus determined by the board of directors in its discretion. All options granted to Mr. Gordon will vest upon a change in control of Stan Lee Media, Inc. In addition, if Mr. Gordon is terminated other than for cause, during the first three years of his employment agreement, Mr. Gordon will receive 200% of his base compensation as a severance payment; if termination other than cause occurs during the fourth year of his employment agreement, Mr. Gordon will receive 250% of his base compensation as a severance payment; and if termination occurs in the fifth year of his employment agreement or thereafter, Mr. Gordon will receive 299% of his base compensation as a severance payment.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS (CONTINUED)

EQUIPMENT LEASES

SLM entered into various capital leases for computers and related equipment. The leases range from 24 to 60 month terms. Minimum future lease payments under capital leases as of December 31, 1999 for each of the next five years and in aggregate are:

Year ended                                                      Amount
                                                               --------
     2000                                                      $ 66,532
     2001                                                        58,329
     2002                                                        31,667
     2003                                                         5,772
     2004                                                           527
                                                               --------

Total minimum payments                                         $162,827

Less: Amount representing interest                              (35,984)
                                                               --------

Present value of net minimum lease payments                    $126,843
                                                               ========

BUSINESS DEVELOPMENT AGREEMENT

On October 5, 1999, SLM entered into a seven year agreement with Paraversal, Inc. ("Paraversal"), a related party, to provide SLM with strategic business development services, including structuring of corporate partnering relationships and strategic alliances. The agreement calls for SLM to pay Paraversal monthly compensation of $16,500 for the period commencing October 1, 1999. Coincident with the receipt by SLM of equity financing in an amount not less than $5,000,000, the monthly compensation paid to Paraversal by SLM will increase to $20,000 per month. Coincident with an additional receipt by SLM of equity financing in an amount not less than $5,000,000, the monthly compensation paid by SLM to Paraversal will increase to $25,000 per month. Under the agreement, Paraversal is entitled to an annual bonus in accordance with the terms and provisions mutually agreed upon with SLM.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS (CONTINUED)

BUSINESS DEVELOPMENT AGREEMENT (CONTINUED)

Under the agreement, Paraversal will receive options to purchase 200,000 shares of SLM's common stock at a price equal to 110% of the closing bid price at each anniversary date of the agreement. On October 5, 1999, Paraversal was granted options to purchase 500,000 shares of SLM's common stock exercisable at $5.50, which options vested on October 8, 1999. The fair value of $1,506,735 of these options was charged to operations during 1999. Under the agreement, if Paraversal is terminated for any reason other than for cause or death and disability, Paraversal will be entitled to a one lump sum payment of $1,000,000.

REVOLVING CREDIT AGREEMENTS

On July 23, 1999 SLM entered into two revolving line of credit agreements for a total of $2,000,000, of which none was drawn at December 31, 1999. Both lines of credit terminate on July 31, 2000. The lines bear interest at LIBOR, plus two percent (2%) per annum computed using a 360-day year.

NOTE 6 - INVESTMENT IN NPO ONLINE, INC.

On March 16, 1999, SLM entered into an agreement with NPO Online, Inc. ("NPO"), a Company which will provide an e-commerce store front Internet site, that is linked between SLM's Internet site, which will enable purchasing of retail Comic Books and related retail Comic Book products of SLM and NPO. In exchange for exclusive retail linking rights, and joint marketing and promotions, SLM will receive 10% of the gross revenue received for the NPO sales transacted through this Internet site to be paid to SLM, on a monthly basis for the previous month's sales. If SLM sells any merchandise through the NPO site and fulfills the order itself, SLM will pay 10% of those gross sales to NPO. For any resale or collectible merchandise sold by SLM using NPO's storefront, which is not readily available on the retail market, SLM will pay 7.5% of those gross sales to NPO.

NPO will be the exclusive provider of retail comic books for SLM. For this exclusivity, NPO issued 180,000 shares of its common stock with a fair value of $0.285 per share to SLM, at the grant date of March 16, 1999. As of December 31, 1999 the value of this investment of $51,000 was written off and charged to general and administrative expense.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SHAREHOLDERS' EQUITY

SLM has 100,000,000 authorized shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Of the total preferred stock, 1,500,000 shares were designated as Series A. The Series A preferred stock is convertible into common stock, has a liquidation preference of $7 per share, and bears dividends equal to any dividends declared on the common shares.

The Series A preferred stock converts into common at the rate of one share of common stock for one share of preferred stock (subject to adjustment). The preferred stock shares may be converted any time at the option of the holder. The preferred shares automatically convert to common shares upon the earlier of a public offering priced at a minimum of $15 per share and raising proceeds of $25 million or an affirmative rate of two-thirds of the preferred shareholders.

COMMON STOCK

Between January 1, 1999 and June 30, 1999, stock was issued for services before any stock was issued for cash. Each issuance was valued at $0.001 per share at that time.

On July 23, 1999, SLM issued 60,000 shares of restricted common stock at $2.50 per share, the fair value on the date of issuance, for services to employees. The $150,000 fair value of these shares was charged to operations during 1999. On December 9, 1999, 50,000 of these shares were cancelled in conjunction with the termination of an employee. The $125,000 fair value originally expensed at the date of the grant was reversed upon cancellation. As settlement of amounts due under the terminated employment contract, SLM issued 7,000 shares of restricted common stock. The fair value of $38,500 of these shares was charged to operations.

On July 30, 1999, 37,500 shares of restricted common stock were issued at $4 per share as part of a private placement, resulting in gross proceeds of $150,000.

During August 1999, 62,500 shares of restricted common stock were issued at $4 per share in private placements, resulting in gross proceeds of $250,000.

On October 12, 1999, SLM issued 10,000 shares of common stock in connection with a bridge loan from VMR Luxembourg S.A. The fair value of $61,800 ($6.18 per share) related to these shares was recorded as debt offering costs at December 31, 1999 and is being amortized into interest expense over the term of the loan. As of December 31, 1999, $61,800 has been amortized to interest expense.

On November 8, 1999, SLM issued 25,000 shares of common stock at $7.19 per share in exchange for rights to use software developed by Cyberworld International Corporation, a third party. The fair value of $179,675 of the shares on the date of issuance was recorded as a licensing right asset.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On November 8, 1999, SLM issued 10,000 shares of common stock to VMR Capital at $7.19 per share in relation to the Company's listing on the Frankfurt stock exchange. The fair value of $71,870 was charged to operations during 1999.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

Through July 1999, a total of $738,100 in cash was received for the sale of stock. The stock sale consists of 246,029 shares of restricted stock that were issued on July 23, 1999 in consideration for purchase for a value of $3.00 per share. In addition, the subscription stock investors were granted warrants to purchase another 246,029 shares at $5.00 per share.

STOCK OPTIONS

From July 23, 1999 through October 5, 1999, SLM entered into stock option agreements with certain executives, key employees, consultants and non-employee directors to purchase 2,435,000 common shares at $2.50 to $5.50 per share, the fair market values at the date of grant. The options have terms ranging from 5 to 10 years. The options and warrants are subject to various vesting terms ranging from immediate vesting to vesting in two years. Included are 500,000 options to purchase common stock granted on October 5, 1999, at $5.50 per share to a related party consultant for business development services. These options have a term of 10 years and are fully vested at December 31, 1999. The fair value of $2,647,554 of these options was charged to operations during 1999.

WARRANTS

On September 15, 1999, SLM issued warrants to purchase 5,000 common shares in conjunction with debt financing. The warrants have a $5 per share exercise price and a term of three years. Since the note was repaid by December 31, 1999, the fair value of $7,486 of the warrants was charged to interest expense during the year.

On September 21, 1999, SLM issued warrants to purchase 5,000 common shares in conjunction with debt financing. The warrants have a $5 per share exercise price and a term of three years. Since the note was repaid by December 31, 1999, the fair value of $7,486 of the warrants was charged to interest expense during the year.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

On October 12, 1999, SLM issued warrants to purchase 25,000 shares of common stock at $6.18 per share through October 11, 2000 in connection with a bridge loan from VMR Luxembourg S.A.

On November 1, 1999, SLM issued warrants to purchase 2,500 common shares in conjunction with debt financing. The warrants have a $6 per share exercise price and a term of three years. As the note was repaid by December 31, 1999, the fair value of $3,470 of the warrants was charged to interest expense during the year.

The fair value of $35,572 related to all of the above was recorded as debt offering costs at December 31, 1999 and is being amortized into interest expense over the six-month term of the loan. As of December 31, 1999, $17,756 remained capitalized in deferred offering costs.

CONVERTIBLE PREFERRED STOCK ISSUANCE

On November 3, 1999, the Company entered into an agreement with Macromedia, Inc. ("Macromedia") to issue 714,286 shares of the Company preferred stock at $7.00 per preferred share for a total of $5,000,002 in cash. The Company entered into a five-year distribution agreement with Macromedia to distribute flash-animated episodes of series produced by the Company. During the first year of the term, SLM must make 10 submissions of series at an average rate of at least one submission every two months. Macromedia will reimburse the Company for production costs plus profit and overhead in addition to a license fee after delivery of the last episode in each accepted series. The Company is required to pay $178,000 of the advertising costs to launch the first series.

1999 STOCK OPTION PLAN

The company adopted a Stock Option Plan (the "1999 Plan") which became effective on October 11, 1999. Each director, officer, employee or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1999 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1999 Plan is 1,500,000. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1999 Plan. Options granted generally have a term of five years and usually vest over two years beginning on the anniversary date of the grant.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes stock option activity under the 1999 Plan and other options granted by the Board of Directors:

                                                        Number of        Option
                                                        Shares           Price
                                                        -----------------------
Outstanding at December 31, 1998                                 --      $  --
Granted                                                   3,402,500       3.86
Terminated                                                 (410,000)      2.50
                                                        -----------------------

Outstanding at December 31, 1999                          2,992,500       4.05
                                                        -----------------------

Exercisable at December 31, 1999                          1,527,500      $4.22
                                                        -----------------------

Additional information with respect to outstanding options to purchase common stock at December 31, 1999 is as follows:

                                                  Options outstanding
                               ---------------------------------------------------------
                                                   Weighted average                                Options exercisable
                                                       Remaining                           ------------------------------------
                                                      contractual       Weighted average                       Weighted average
Range of exercise prices       Number of shares     life (in years)      exercise price    Number of shares     exercise price
$2.50                             1,545,000              6.93                $2.50              725,000             $2.50
$5.00                               152,500              8.06                 5.00              100,000              5.00
$5.01 to $5.50                      900,000              7.56                 5.48              500,000              5.50
$5.51 to $6.00                      130,000              4.94                 5.87                2,500              5.88
$6.01 to $6.75                       65,000              4.88                 6.44                    -                 -
$6.88                               200,000              4.83                 6.88              200,000              6.88
                               ------------------------------------------------------------------------------------------------
Total                             2,992,500              6.91                $4.05            1,527,500             $4.22
                               ================================================================================================

Under the 1999 Plan, SLM issued 202,500 options to consultants. The fair value of $611,425 was charged to operations during 1999.

As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123 which requires the use of option valuation models to provide supplemental information regarding options. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options using the fair value method pursuant to SFAS No. 123.

The fair value of the options and warrants at the date of grant was calculated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk free interest rate of 5.8%; dividend yield of 0%; expected volatility of 90%; and expected life of 5 years. These assumptions resulted in a weighted average fair value of $1.44 per option and $1.04 per warrant granted in 1999.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have not been traded. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

These pro forma amounts may not be representative of future disclosures since the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net loss for 1999 is not representative of the pro forma effect on net income (loss) in future years because it reflects expense for a period less than one year's vesting. Pro forma information in future years will also reflect the amortization of any stock options granted in succeeding years.

The Company's pro forma information is as follows:

                                                           Year Ended
                                                        December 31, 1999
                                                        -----------------
Net loss, as reported                                     $(7,928,865)
Net loss, pro forma                                       $(8,192,679)
Basic and diluted loss per share, as reported                   (0.81)
Basic and diluted loss per share, pro forma                     (0.84)


NOTE 8 - SIGNIFICANT BUSINESS AGREEMENTS

PENTAFOUR MEDIA,INC.

The Company entered into a three-year strategic alliance agreement with Pentafour Media, Inc. on January 11, 1999, pursuant to which the companies will work together in the creation of entertainment content. Pentafour will provide services on a "work-for-hire" basis and become co-producers of content.

In exchange for SLM's goodwill and brand association, SLM will receive a $500,000 credit towards production and promotional materials produced by Pentafour. This $500,000 will be spread over three years with each year's credit not exceeding $170,000.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SIGNIFICANT BUSINESS AGREEMENTS (CONTINUED)


WARNER BROS./ACMECITY

On June 14, 1999, SLM and Warner Bros./AcmeCity ("WBAC") signed a "Community" agreement pursuant to which WBAC will provide SLM with web community hosting services, e-mail, and community tools which will provide exclusive free home pages, chat and message boards. WBAC also is to provide direct buttons from each home page to the "stanlee.net" home page of SLM. In exchange for exclusively hosting SLM's global community of users, WBAC is providing these services to SLM at no cost, and will pay SLM 50% of the net advertising revenue earned, payable on a quarterly basis. SLM also has the option to sell advertising inventory on the WBAC site.

WBAC will be responsible for sales and fulfillment of any premium services such as purchasing additional memory for a personal home page, and will pay SLM 20% of the net revenues derived from the sale of these products. SLM will be responsible for sales and fulfillment of all goods and services within the Community relating to Stan Lee products and merchandise and will pay WBAC 12.5% of the gross revenue derived from these sales.

The term of the agreement is 18 months from June 14, 1999 and WBAC will have one option to renew for an additional 18 months. The option must be exercised by WBAC no later than 60 days prior to the end of the initial term.

WHATSHOTNOW.COM

On August 1, 1999, WhatsHotNow.com, Inc. ("WHN") and SLM entered into a one-year agreement (automatically renewable for successive additional one-year terms unless either party notifies the other party of its non-renewal), whereby WHN will design and host SLM's official online store. SLM's store shall be SLM's only official online store. On merchandise acquired by WHN, WHN shall pay Client 100% of the net proceeds after deducting a management fee equal to 23% of Gross Retail Sales. On merchandise consigned to WHN by SLM, WHN shall pay Client 100% of the net proceeds after deducting a management fee equal to 18% of Gross Retail Sales.

CYBERWORLD

On November 8, 1999, the Company entered into a Strategic Alliance Agreement with Cyberworld (CW) to use technology and products to market, enhance and/or promote SLM web sites, SLM products and to provide web-hosting services by CW for such SLM websites. Under the terms of the agreement, SLM issued CW 25,000 restricted shares of SLM common stock, and CW issued SLM warrants to purchase 250,000 of CW's common stock at $1.00 per share, and 250,000 of CW's common stock at $2.00 per share. Under the terms of the agreement SLM is required to make royalty payments of 5% related to qualified revenues.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENTS

BACKSTREET BOYS

On February 2, 2000, SLM entered into an agreement with KBNHA Enterprises, Inc. f/s/o Nicholas Carter, Alexander J. McLean, Howard Dorough, Kevin Richardson and Brian Thomas Littrell, professionally collectively known as "The Backstreet Boys" to produce and co-own a superhero franchise based on their personae, having superhero alter-egos. The superhero franchise entitled "The Backstreet Project," co-created by Stan Lee, is co-owned by the Company, and will be exploited in all media and all major merchandising avenues

As partial consideration for entering into the agreement, KBNHA or its assigns received options to purchase 300,000 shares of SLM's common stock at an exercise price of $7.00 per share. The options will vest as follows: (i) 75,000 upon execution of the agreement, 25,000 upon the initial webcast of the first Webisode, 50,000 as of February 1, 2001, 50,000 as of August 1, 2001, 50,000 as
of February 1, 2002, and 50,000 as of February 1, 2003

VIACOM

On January 25, 2000 SLM signed an agreement with Viacom Productions to produce two new five minute programs (called Webisodes) utilizing Mighty Mouse and other Terry Toons characters. Viacom owns all rights to these characters. SLM shall prepare and produce the two new five-minute webisodes after approval from Viacom. Once approved, Viacom will finance the production of the webisodes and SLM shall receive a production fee equal to 12.5% of the approved production budget. SLM shall be entitled to 25% of net merchandising revenues derived from all exploitation of merchandising rights for the characters for a period of two years. Viacom shall have an option to have SLM produce additional Webisodes after the initial contract term. Each subsequent series will consist of six webisodes with SLM having the same rights as the previous contract.

Viacom will have another option to cause SLM to produce a television broadcast-quality thirty-minute animated series. SLM will be reimbursed for actual out-of-pocket production costs plus an overhead fee of $12,500 per episode as well as 25% of Adjusted Gross Receipts, or 50% of Net Profits derived from the exploitation of the animated series, whichever is greater. SLM will also be entitled to 25% of net merchandising revenues.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

PRIVATE PLACEMENTS

On February 1, 2000, the Company sold, in a private placement, 200,000 shares of SLM's restricted common stock at $8.00 per share for a total purchase price of $1,600,000, and issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $10.00 per share.

On February 4, 2000, the Company sold, in a private placement, 200,000 shares of SLM's restricted common stock at $11.00 per share for a total purchase price of $2,200,000, and issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $11.00 per share.

Certain registration rights were granted under the terms of these private placements. Finder's fees totaling $150,000 were paid in conjunction with these financings.

NOTE 10 - INCOME TAXES

The Company's operating losses generated a deferred tax asset of approximately $1,000,000 at December 31, 1999. The deferred tax asset has not been recognized since it is more likely than not that the deferred tax asset will not be realized. Accordingly, a 100% valuation allowance has been recorded.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY

During 1999, the Company purchased $190,036 of equipment under capital leases.

On October 12, 1999, the Company issued 10,000 common shares with a fair value of $61,800 to VMR Capital Markets in conjunction with debt financing.

On November 8, 1999, the Company issued 25,000 common shares with a fair value of $179,675 to Cyberworld International Corporation for software licensing rights.

On November 8, 1999, the Company issued 10,000 common shares with a fair value of $71,870 to VMR Capital Markets for assisting the Company with obtaining a listing on the Frankfurt stock exchange.

From September through November, 1999, the Company issued warrants in conjunction with debt offerings. The warrants had a fair value of $54,013, of which $36,257 was charged to expense during 1999 and the balance was capitalized as deferred offering costs

During 1999, the Company paid $9,377 for interest.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STAN LEE MEDIA, INC.,


                              By:   /s/  DEVENDRA MISHRA
                                  ----------------------------------------------
                                    Devendra Mishra, President and Chief
                                    Executive Officer

                              By:   /s/  ROBERT M. SCHULTZ
                                  ----------------------------------------------
                                    Robert M. Schultz, Vice President-Finance
                                    (Principal Financial and Accounting Officer)


                                POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Gill Champion and Robert M. Schultz, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                   Title                               Date
   ---------                                   -----                               ----
/s/  DEVENDRA MISHRA                 President, Chief Executive               March 16, 2000
------------------------------       Officer and Director
Devendra Mishra                      (Principal Executive Officer)


/s/  STAN LEE                        Chairman of the Board of Directors       March 16, 2000
------------------------------
Stan Lee

/s/  ROBERT M. SCHULTZ               Vice President-Finance                   March 16, 2000
------------------------------       (Principal Financial and
Robert M Schultz                     Accounting Officer)


/s/  GILL CHAMPION                   Vice President, Chief                    March 16, 2000
-------------------------------      Operating Officer and
Gill Champion                        Director

/s/  NELSON S. THALL                 Director                                 March 16, 2000
-------------------------------
Nelson S. Thall

                                     Director                                 March __, 2000
-------------------------------
Robert K. Burgess

/s/  ARTHUR E. SCHRAMM, JR.          Director                                 March 16, 2000
-------------------------------
Arthur E. Schramm, Jr.


*By:  /s/  ROBERT M. SCHULTZ
    --------------------------
         Robert M. Schultz
         Attorney-in-Fact

                              STAN LEE MEDIA, INC.

                                   FORM 10-KSB

                                INDEX TO EXHIBITS

Exhibits                                                                               Page
                                                                                       ----
 2.1   Reorganization and Stock Purchase Agreement dated as of June 25, 1999

 3.1   Articles of Incorporation

 3.2   Articles of Amendment to Articles of Incorporation Filed August 12, 1999

 3.3   Articles of Amendment to Articles of Incorporation Filed November 5, 1999

 3.4   Bylaws

10.1   Securities Purchase Agreement dated as of November 3, 1999, between the
       Registrant and Macromedia, Inc.

10.2   Agreement between the Registrant and Macromedia

10.3   Purchase Agreement dated as of February 1, 2000

10.4   Purchase Agreement dated as of February 4, 2000

10.5 Revolving Credit Agreement dated July 23, 1999, between the Registrant and Santo Development Worldwide

10.6 Revolving Credit Agreement dated July 23, 1999, between the Registrant and Maxi Technologies Limited

10.7   Financial Consulting Agreement dated as of October 11, 1999, between the
       Registrant and VMR Capital Markets, U.S.

10.8   Form of 8% Convertible Debenture Due April 11, 2000

10.9   Warrant Agreement dated as of October 11, 1999, in favor of VMR
       Luxembourg, S.A.

10.10  1999 Stock Incentive Plan

10.11  Form of 1999 Stock Incentive Plan Option Agreement

10.12  Agreement dated July 23, 1999, between the Registrant and Gill Champion

10.13  Agreement dated July 23, 1999, between the Registrant and Robert M.
       Schultz

10.14  Agreement dated July 23, 1999, between the Registrant and Stephen M.
       Gordon

10.15  Agreement dated July 23, 1999, between the Registrant and Dana Moreshead

10.16  Agreement dated July 23, 1999, between the Registrant and Dave Medinnis

10.17  Agreement dated July 23, 1999, between the Registrant and Zachary Foley

10.18  Linking and Stock Issuance Agreement dated March 16, 1999, between the
       Registrant and NPO Online, Inc.

10.19  Agreement dated July 23, 1999, between the Registrant and Gary Manfredi

10.20  Agreement dated July 23, 1999, between the Registrant and Shawn McManus

10.21  Agreement dated July 23, 1999, between the Registrant and Andrey
       Pavlovskiy

10.22  Agreement dated July 23, 1999, between the Registrant and Aaron Sowd

10.23  Agreement dated July 23, 1999, between the Registrant and Jason Thomas

10.24  Agreement dated July 23, 1999, between the Registrant and William James
       Wilkinson, Jr.

10.25  Agreement dated July 23, 1999, between the Registrant and Anthony Winn

10.26  Agreement dated July 23, 1999, between the Registrant and Jeffrey D.
       Segal

10.27  Agreement dated July 23, 1999, between the Registrant and Ziffren,
       Brittenham, Branca & Fischer LLP

10.28  Agreement dated September 24, 1999, between the Registrant and Iyan Bruce

10.29  Agreement dated September 24, 1999, between the Registrant and Zachary
       Foley

10.30  Agreement dated September 24, 1999, between the Registrant and Jennifer
       Kahn

10.31  Agreement dated September 24, 1999, between the Registrant and Tony
       Pastor

10.32  Agreement dated September 24, 1999, between the Registrant and Mone
       Peterson


10.33  Agreement dated September 24, 1999, between the Registrant and Patricia
       Smith

10.34  Agreement dated September 24, 1999, between the Registrant and Russ Heath

10.35  Agreement dated September 27, 1999, between the Registrant and Brady
       Darvin

10.36  Agreement dated September 27, 1999, between the Registrant and Larry
       Houston

10.37  Agreement dated September 27, 1999, between the Registrant and Ruben
       Martinez

10.38  Agreement dated October 5, 1999, between the Registrant and Stanley A.
       Weston

10.39  Agreement dated October 5, 1999, between the Registrant and Jeffrey D.
       Segal

10.40  Agreement dated October 5, 1999, between the Registrant and Paraversal,
       Inc.

10.41  Agreement dated October 15, 1998, between Registrant and Mr. Stan Lee

10.42  Agreement dated October 22, 1999, between Registrant and Mr. Stan Lee

10.43  Consulting Agreement dated October 5, 1999, between Registrant and
       Paraversal, Inc.

10.44  Employment Agreement dated October 8, 1999, between the Registrant and
       Stephen M. Gordon

10.45  AcmeCity Interactive Community Agreement dated June 14, 1999, between the
       Registrant and AcmeCity, a Delaware LLC

10.46  Agreement dated February 2, 2000, between the Registrant and KBNHA
       Enterprises, Inc.

10.47  Publishing Agreement between Simon & Schuster, Inc., Stan Lee and George
       Mair

10.48  Agreement dated December 7, 1999, among DC Comics, Stan Lee, the
       Registrant and Branded Entertainment, LLC

10.49  Strategic Alliance Agreement dated November 8, 1999, between the
       Registrant and Cyberworld International Corporation

10.50  Deal Memo dated as of August 1, 1999, between the Registrant and
       WhatsHotNow.com, Inc.

10.51 Sublease Agreement dated as of November 4, 1998, between the Registrant and One Twelve Interactive, Inc.

10.52  Third Amendment to Office Lease, dated May 27, 1999, between Douglas
       Emmett Realty Fund 1997, a California limited partnership, and 1-12
       Interactive, Inc., a Delaware corporation

10.53  Office Lease dated September 22, 1999, between the Registrant and
       Douglas Emmett Realty Fund 1997, a California limited partnership

10.54  First Amendment to Office Lease dated November 2, 1999, between the
       Registrant and Douglas Emmett Realty Fund 1997, a California limited partnership

21.1   Subsidiaries of the Registrant

27     Financial Data Schedule

------------