Form 10QSB
period 2000-03-31
STAN LEE MEDIA INC
filed 2000-05-15
CIK 1015663

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (818) 461-1757
                (Issuer's telephone number, including area code)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                     Yes  X    No
                         ---     ---

           The number of shares outstanding of the issuer's common stock as of May 1, 2000, was 11,856,362.

                                      INDEX


                              STAN LEE MEDIA, INC.
                          (a development stage company)


                                                                                  Page
                                                                                  ----
PART I. Financial Information

Item 1.  Financial Statements

     Consolidated Balance sheets -
          March 31, 2000 (unaudited) and December 31, 1999;                         3

     Consolidated Statements of operations (unaudited) - Three months ended
          March 31, 2000 and 1999 and the period from
               inception (October 13, 1998 to March 31, 2000);                      4

     Consolidated Statements of cash flows (unaudited) - Three months ended
          March 31, 2000 and 1999 and the period from inception (October 13, 1998
          to March 31, 2000);                                                       5

     Notes to financial statements                                                  6

Item 2.  Management's Discussion and Analysis or Plan of
         operations                                                                13


PART II. Other Information

Item 1.  Legal Proceedings                                                         17

Item 2.  Changes in Securities                                                     17

Item 3.  Defaults Upon Senior Securities                                           17

Item 4.  Submission of Matters to Vote of Security Holders                         17

Item 5.  Other Information                                                         17

Item 6.  Exhibits and Reports on Form 8-K                                          18

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS



                                                                                        March 31,
                                                                                          2000              December 31,
                                                                                       (unaudited)             1999
                                                                                       ------------        ------------
Assets

Current assets
   Cash and cash equivalents                                                           $    184,036        $  2,020,162
   Accounts receivable, net of $32,922 allowance                                            267,282                  --
   Inventory                                                                                 11,883              11,883
   Prepaid expenses and other current assets                                                 22,279              10,450
                                                                                       --------------------------------
Total current assets                                                                        485,480           2,042,495

Property and equipment, net of accumulated depreciation (Note 3)                          1,291,274             602,009

Other assets
   Production costs                                                                         770,208                  --
   Debt offering costs (net of $0 and $36,257 of accumulated
   amortization) (Note 4)                                                                   245,030              17,756
   Licensing rights (net of $14,973 and $5,989
   of accumulated amortization)                                                             164,702             173,686
   Trademarks                                                                               161,692             103,636
   Deposits                                                                                 119,270              47,464
                                                                                       --------------------------------
Total other assets                                                                        1,460,902             342,542
                                                                                       --------------------------------
                                                                                       $  3,237,656        $  2,987,046
                                                                                       ================================

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                            $    612,877        $    172,267
   Obligations under capital leases, current portion (Note 5)                                91,017              45,864
   Notes payable (Note 4)                                                                   600,000             500,000
                                                                                       --------------------------------
Total current liabilities                                                                 1,303,894             718,131
                                                                                       --------------------------------

Obligations under capital leases, long-term portion (Note 5)                                262,375              80,979
Commitments (Note 5)
Shareholders' equity (Notes 1 and 6)
   Series A Convertible Preferred stock, par value $0.001, authorized 1,500,000 issued and outstanding 714,286 and none;
   liquidation preference of $7 per share                                                 5,000,002           5,000,002

   Common stock, par value $0.001, authorized 100,000,000 issued and outstanding
   11,856,362 and 8,500,000                                                                  11,856              11,433
   Additional paid-in capital                                                            10,035,402           5,137,787
   Deficit accumulated during the development stage                                     (13,375,873)         (7,961,286)
                                                                                       --------------------------------
Total shareholders' equity                                                                1,671,388           2,187,936
                                                                                       --------------------------------
                                                                                       $  3,237,656        $  2,987,046
                                                                                       ================================



                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended           Period from Inception
                                                                  March 31,              (October 13, 1998) to
                                                          2000               1999           March 31, 2000
                                                      (unaudited)         (unaudited)        (unaudited)
                                                     ----------------------------------------------------
Revenue
    Comic book sales                                 $    204,565        $         --        $    204,565
    Webisode licenses                                      72,561                  --              72,561
    Other sales                                            19,033                  --              49,638
                                                     ----------------------------------------------------
                                                          296,159                                 326,764
                                                     ----------------------------------------------------
Operating expenses:
    Cost of comic books                                    58,904                  --              58,904
    Cost of webisodes                                      72,561                  --              72,561
    Cost of other sales                                    59,790                  --              61,065
    Development costs                                     830,499                  --           1,972,877
    General and administrative                          4,687,769             221,928          11,454,274
                                                     ----------------------------------------------------
Total operating expenses                                5,709,523             221,928          13,619,681
                                                     ----------------------------------------------------

Operating loss                                         (5,413,364)           (221,928)        (13,292,917)

Net interest expense                                       (1,215)               (102)            (82,956)
                                                     ----------------------------------------------------
Net loss                                             $ (5,414,579)       $   (222,030)       $(13,375,873)
                                                     ====================================================

Basic and diluted net loss per share                 $      (0.46)       $      (0.03)
                                                     ================================

Weighted average number of shares used in
computing basic and diluted net loss per share         11,684,032           8,190,959
                                                     ================================



                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY

                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended          Period from Inception
                                                                                March 31,             (October 13, 1998) to
                                                                        2000                1999          March 31, 2000
                                                                     (unaudited)        (unaudited)         (unaudited)
                                                                    ----------------------------------------------------
Cash flows from operating activities
   Net loss                                                         $ (5,414,579)       $   (222,030)       $(13,375,873)
   Adjustments to reconcile net loss to net cash and
     cash equivalents provided by (used in) operating
     activities:
      Non-cash items resulting from issuance of common stock,
         stock options and warrants                                      961,591                 250           4,454,826
      Depreciation and amortization                                       87,556               2,044             172,141
      Allowance for accounts receivable                                   32,922                  --              32,922
      Changes in:
         Accounts receivable                                            (300,204)                 --            (300,204)
         Production costs                                               (770,208)                 --            (770,208)
         Prepaid expenses and other current assets                       (11,829)            (17,000)            (34,162)
         Deposits                                                        (71,806)                 --            (119,270)
         Accounts payable                                                440,610              40,271             602,340
                                                                    ----------------------------------------------------
Net cash used in operating activities                                 (5,045,947)           (196,465)         (9,337,488)
                                                                    ----------------------------------------------------

Cash flows from investing activities
   Purchase of property and equipment                                   (519,822)            (24,179)         (1,010,392)
   Application for trademarks                                            (58,056)                 --            (161,692)
                                                                    ----------------------------------------------------
Net cash used in investing activities                                   (577,878)            (24,179)         (1,172,083)
                                                                    ----------------------------------------------------

Cash flows from financing activities
   Proceeds from notes and loans payable                                 600,000              10,000           2,017,000
   Repayment of notes and loans payable                                 (500,000)                 --          (1,417,000)
   Payments under capital lease obligations                              (21,466)                 --             (84,660)
  Receipt of subscriptions                                                    --                  --             275,000
   Issuance of preferred stock                                                --                  --           5,000,002
   Issuance of common stock                                            3,709,165                  --           4,843,165
   Capital contribution                                                       --             205,150              60,000
                                                                    ----------------------------------------------------
Net cash provided by financing activities:                             3,787,699             215,150          10,693,607
                                                                    ----------------------------------------------------
Increase (decrease) in cash and cash equivalents                      (1,836,126)             (5,494)            184,036

Cash and cash equivalents, beginning of period                         2,020,162              21,276                  --
                                                                    ----------------------------------------------------
Cash and cash equivalents, end of period                            $    184,036        $     15,782        $    184,036
                                                                    ====================================================



                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Stan Lee Media, Inc. ("SLM" or the "Company") is an Internet-based, global branded content creation, production and marketing company founded by comic book icon Stan Lee to conceive, create, co-create and produce marketable characters and story franchises for entertainment, merchandising and promotional exploitation worldwide.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Stan Lee Media, Inc., and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

BASIS OF PRESENTATION

The financial statements for the three months ended March 31, 2000 and 1999 include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the results of these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, and should be read in conjunction with this Quarterly Report on Form 10-QSB.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

For the period ended March 31, 2000, potential dilutive securities representing 4,150,500 outstanding stock options, 512,529 outstanding warrants, and 714,286 shares of convertible preferred stock are not included in the earnings per share calculation since their effect would be antidilutive.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                           March 31,
                                                             2000          December 31,     Estimated
                                                          (unaudited)         1999         Useful Life
                                                         ---------------------------------------------
Automobile                                                 $ 15,000         $ 15,000         5 years
Computer equipment                                          453,437          103,249         3 years
Computer software                                            57,838           18,011         3 years
Accounting software                                          92,756               --         3 years
Furniture and fixtures                                      200,070          187,960         5 years
Leasehold improvements                                      191,289          166,349         5 years
Equipment under capital leases                              411,187          190,036
                                                         --------------------------------------------
                                                          1,421,577          680,605
Less accumulated depreciation and amortization              130,303           78,596
                                                         --------------------------------------------

                                                         $1,291,274         $602,009
                                                         ============================================


At March 31, 2000, accumulated depreciation and amortization included $28,411 related to assets under capital leases.

NOTE 4 - DEBT

SHORT-TERM FINANCING

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

On March 30 and 31, 2000, SLM executed $600,000 of unsecured promissory notes (of which $550,000 were with existing shareholders of SLM). The loans are due and payable in sixty days with interest at the rate of 8% per annum, with the exception that no interest will be due and payable for the first thirty days after the notes were issued. Pursuant to the terms of the promissory notes, warrants for 32,000 shares of SLM's common stock were issued, exercisable at $12.00 per share and expiring three years from the date of the notes. The fair value of $245,030 of these warrants was capitalized as debt offering costs and will be amortized over the term of the notes.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS

EQUIPMENT LEASES

SLM entered into various capital leases for computers and related equipment. The leases range from 24 to 60 month terms. Minimum future lease payments under capital leases as of March 31, 2000 for each of the next five years and in aggregate are:



Year ended                                                      Amount
                                                               --------
     2000                                                      $158,365
     2001                                                       161,973
     2002                                                       127,647
     2003                                                        14,753
     2004                                                           527
                                                               --------

Total minimum payments                                         $463,265

Less: Amount representing interest                             (109,873)
                                                               --------

Present value of net minimum lease payments                    $353,392
                                                               ========

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHAREHOLDERS' EQUITY

SLM has 100,000,000 authorized shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Of the total preferred stock, 1,500,000 shares were designated as Series A. The Series A preferred stock is convertible into common stock, has a liquidation preference of $7 per share, and bears dividends equal to any dividends declared on the common shares.

The Series A preferred stock converts into common at the rate of one share of common stock for one share of preferred stock (subject to adjustment). The preferred stock shares may be converted any time at the option of the holder. The preferred shares automatically convert to common shares upon the earlier of a public offering priced at a minimum of $15 per share and raising proceeds of $25 million or an affirmative vote of two-thirds of the preferred shareholders.

COMMON STOCK

On January 10, 2000, SLM issued 10,000 shares of restricted common stock at $6.00 per share, for services to a consultant at fair value on the date of issuance.

During February 2000, warrants for 13,333 shares of common stock were exercised at a per share price of $5.00 for a cash consideration of $66,665.

On February 1, 2000, the Company issued 200,000 shares of SLM's restricted common stock at $8.00 per share for a total purchase price of $1,600,000. With this private placement, SLM issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $10.00 per share. Certain registration rights were granted under the terms of this private placement. Fees totaling $50,000 were paid and warrants for 5,000 shares of common stock at an exercise price of $10.00 per share were issued to finders in conjunction with this private placement.

On February 4, 2000, the Company issued 200,000 shares of SLM's restricted common stock at $11.00 per share for a total purchase price of $2,200,000. With this private placement, SLM issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $11.00 per share. Certain registration rights were granted under the terms of this private placement. Finder's fees and legal fees totaling $107,500 were paid in conjunction with this private placement.

STOCK OPTIONS

During January and February 2000, SLM entered into stock option agreements with certain consultants to purchase 500,000 common shares at $5.44 to $7.00 per share, the fair market values at the date of grant. The options have terms ranging up to five years. The options are subject to various vesting terms ranging from immediate vesting to vesting in three years. The fair value of $883,843 of these options was charged to operations during this quarter.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SIGNIFICANT BUSINESS AGREEMENTS

MACROMEDIA, INC.

On November 5, 1999 SLM entered into a five-year distribution/license agreement under which Macromedia will have the right to distribute and exploit no more than five flash - animated episodic super-hero series produced by the Company for initial exploitation over the Internet on Macromedia's shockwave.com site. As of May 2, 2000, the Company has launched its first two series, The 7th Portal and The Accuser, on shockwave and according to information provided by Macromedia, it has recorded approximately 2.8 million downloads since the first 7th portal episode was launched on February 29, 2000. In addition to the reimbursement by Macromedia for production costs (plus profit and overhead allocations) the agreement provides for revenue sharing between the parties for syndication, merchandising and licensing opportunities.

BACKSTREET BOYS

On February 2, 2000, SLM entered into an agreement with KBNHA Enterprises, Inc. f/s/o Nicholas Carter, Alexander J. McLean, Howard Dorough, Kevin Richardson and Brian Thomas Littrell, professionally collectively known as "The Backstreet Boys" to produce and co-own a superhero franchise based on their personae, having superhero alter-egos. The superhero franchise entitled "The Backstreet Project," co-created by Stan Lee, is co-owned by the Company, and will be exploited in all media and all major merchandising avenues

As partial consideration for entering into the agreement, KBNHA or its assignees received options to purchase 300,000 shares of SLM's common stock at an exercise price of $7.00 per share. The options will vest as follows: (i) 75,000 upon execution of the agreement, 25,000 upon the initial webcast of the first Webisode, 50,000 as of February 1, 2001, 50,000 as of August 1, 2001, 50,000 as
of February 1, 2002, and 50,000 as of February 1, 2003.

VIACOM

On January 25, 2000 SLM signed an agreement with Viacom Productions to produce two new Webisodes utilizing Mighty Mouse and other Terry Toons characters. Viacom owns all rights to these characters. SLM shall prepare and produce the two new five-minute webisodes after approval from Viacom. Once approved, Viacom will finance the production of the webisodes and SLM shall receive a production fee equal to 12.5% of the approved production budget. SLM shall be entitled to 25% of net merchandising revenues derived from all exploitation of merchandising rights for the characters for a period of two years. Viacom shall have an option to have SLM produce additional Webisodes after the initial contract term. Each subsequent series will consist of six webisodes with SLM having the same rights as the previous contract.

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

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS

SHORT-TERM FINANCING

During April 2000, SLM executed $200,000 of unsecured promissory notes (of which $100,000 was with an existing SLM shareholder). The loans are due and payable in sixty days with interest at the rate of 8% per annum, with the exception that no interest will be due and payable for the first thirty days after the notes were issued. Pursuant to the promissory notes, warrants for 8,000 shares of SLM's common stock exercisable at $12.00 per share and expiring three years from the date of the notes were granted to the Note holders.

CONVERTIBLE PROMISSORY NOTE

On April 14, 2000 the company entered into an unsecured convertible promissory note in the amount of $2,500,000 with a third party. The terms of the note call for SLM to pay interest at 6% per annum with interest payable in cash or SLM common stock at the option of SLM. Interest is payable quarterly with the first payment due on September 30, 2000. The note matures on April 30, 2002 and is not redeemable by the holder prior to maturity. The note can be prepaid by SLM prior to maturity but only with the consent of the holder of the note. The holder of the note was also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $14.33 per share.

The notes are convertible into SLM common stock at a price equal to the lower of $13.13 or at a price based on a 20% discount to the market at time of conversion. Any portion of the note remaining unconverted at the maturity date shall automatically be converted on such date.

Certain registration rights were granted under the terms of the note. Finder's fees and expenses totaling $232,500 were paid in conjunction with this financing. Five-year warrants to purchase 20,000 shares of common stock at an exercise price of $14.36 per share were also issued to the finder and underwriter.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

TOON BOOM

In April 2000, SLM entered into a Software Development and License Agreement with Toon Boom Technologies Inc. for the development of Web-based animation software, which SLM will utilize in producing its episodic Web comics. Toon Boom's flagship software, the USAnimation V5 system, which permits animators to create programming for direct export to television, film and the Internet utilizing Macromedia Flash(TM) Player, will be the framework used in creating the new software.

Under the terms of the agreement, SLM paid Toon Boom $250,000 for USAnimation and other software licenses and will contribute engineering, promotional and marketing services valued at $500,000. SLM will receive up to 1,044,888 Class A Shares of Toon Boom (2.96% of its current outstanding shares) based on the achievement of certain milestones. As of April 2000, SLM had satisfied the milestone related to the issuance of 348,296 shares of Class A shares of Toon Boom. SLM also was issued five-year warrants to purchase 150,000 shares of Toon Boom stock at an exercise price of Canadian $0.70 per share. Toon Boom was granted five-year options to purchase 30,000 shares of SLM common stock at an exercise price of US$14.00 per share. The Agreement also provides for certain royalty payments between the parties based upon product sales and software bundling opportunities.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY

During the first quarter, the Company purchased $248,015 of equipment under capital leases.

From September through November, 1999, the Company issued warrants in conjunction with debt offerings. The warrants had a fair value of $54,013, of which $36,257 was charged to expense during 1999 and the balance of $17,756 was charged to expense during the first quarter as of March 31, 2000.

On March 30 and 31, 2000, the Company executed $600,000 of unsecured promissory notes and issued 32,000 warrants with a fair value of $245,030 in conjunction with the debt financing.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

          Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the availability of sufficient financing to implement the Company's new characters and story franchises and distribution via the Internet, ability to generate revenues through Internet distribution, increased levels of competition, new products and technological changes, and regulatory factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-QSB relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

           Stan Lee Media, Inc. (http://www.stanleemedia.com) is an Internet-based, global branded content creation, production and marketing company founded by comic book icon Stan Lee to conceive, create, co-create and produce marketable characters and story franchises for entertainment, merchandising and promotional exploitation worldwide. Stan Lee is the co-creator of such classic characters as Spider-Man, The Incredible Hulk, and The X-Men, and more than two billion copies of books featuring characters Lee co-created have been published in 100 countries and 27 languages. Launching a new generation of super-heroes and super-villains online, Stan Lee Media seeks to become the premier creator of episodic entertainment on the Internet. The Company has partnered with a range of talent and content creators to establish the largest independent animation content creation, production and distribution brand on the Internet.

           The Company expects to incur losses for the foreseeable future as a result of the significant operating and capital expenditures required to achieve its objectives. In order to achieve and maintain profitability, the Company will need to generate revenues significantly above historical levels. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce.

RESULTS OF OPERATIONS

        Our predecessor company conducted only organizational activities. Accordingly, there were no material operations for the comparable periods for the prior year, and therefore, there is no discussion of comparable historical periods.

        As of March 31, 2000, our company was considered to be a development stage company as it had not recognized substantial revenue from planned principal operations.

        Total revenues were $296,159 for the three months ended March 31, 2000 comprised of license fees for the delivery of webisodes to Macromedia, Inc., sales of The Backstreet Project comic books at concerts and on the Internet, and sales of certain comic book related memorabilia. Since our formation in October 1998, we have incurred substantial operating expenses to produce our branded content, establish our Internet infrastructure, and expand our operations to include more than 125 employees and consultants. Operating expenses for the three-month period ended March 31, 2000 were $5,709,523. Operating expenses have increased as we engaged additional personnel and incurred other expenses in producing original characters and content for delivery on the Internet and other media pursuant to existing and anticipated contractual arrangements. We expect to incur operating losses at least through 2000.

PLAN OF OPERATIONS

        Our plan of operations for the next 12 months is to carry out our business plan as described in this Quarterly Report; namely, to create premier branded content focused on the Super Hero genre, and develop and grow multiple revenue streams through entertainment, merchandising (e.g., toys, video games and apparel licenses) and promotional exploitation initially via the Internet, and thereafter, by harnessing our offline strategic publishing/media partners worldwide.

        We launched our initial two franchises, The 7th Portal and The Accuser, on Macromedia's shockwave.com animation portal, on February 29, 2000 and May 2, 2000, respectively, thereby exposing our content to a global audience of millions of registered users who will be encouraged to visit the stanlee.net website. By contracting with best of breed online content distribution partners, we intend to build the Stan Lee brand and community without incurring traditional huge resource commitments to generate traffic that Internet companies historically incur in order to aggregate audiences. In this regard, we have entered into an agreement with The Backstreet Boys to produce and co-own a Super Hero franchise based on their personae having Internet-based Super Hero alter-egos, thereby extending our reach over the Internet to a dedicated international fan base of girls and women aged 8 to 25. In February 2000, we commenced selling The Backstreet Project comic book in furtherance of this strategic partnership over the Internet and at the venue locations for The Backstreet Boys current concert tour. We also have entered into an agreement with Viacom Productions to reinvent and produce Internet-based animated webisodes reviving Viacom's world famous Mighty Mouse franchise. Our site also will feature content generated by our users, thereby creating a platform for users to interact and tools that allow our members to personalize their user experience.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity and capital resources have been private placements of common stock and borrowings from related and non-related parties. We refer you to Note 6 to the Financial Statements (Shareholders' Equity) and
Note 8 to the Financial Statements (Subsequent Events) for further descriptions of these activities. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations, infrastructure and personnel. We anticipate that the cash on hand coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements. However, we cannot be certain that additional financing will be available to us on acceptable terms, or at all.

              At March 31, 2000, the Company had cash and cash equivalents of $184,036, compared to cash and cash equivalents of $2,020,162 as of December 31, 1999. Net cash used in operating activities of $5,045,947 for the three months ended March 31, 2000 was primarily attributable to net losses, reduced by noncash charges resulting from the issuance of common stock, stock options and warrants and depreciation and amortization, and working capital changes comprised primarily of increases in accounts payable and accrued expenses (including production costs). Included in such operating expense increase are non-recurring marketing and promotional expenses associated with the Company's launch on February 29, 2000 in the amount of $1,408,511, non-cash charges of $883,843 related to the Company's issuance of options for services, and non-cash charges of $245,030 related to the Company's grant of warrants in connection with financing transactions.

           Net cash used in investing activities was $577,878 for the three months ended March 31, 2000, compared to $24,179 for the fiscal year ended December 31, 1999, and consisted primarily of capital expenditures related to the purchase of property and equipment, and trademark applications.

          Net cash provided by financing activities was $3,787,699 for the three months ended March 31, 2000, compared to $215,150 for the fiscal year ended December 31, 1999, resulting from the net proceeds from the issuance of common stock in two private placements in February 2000 of $3,642,500, from short-term financing evidenced by unsecured promissory notes in March 2000 of $600,000, less the payment of fees associated with such financings. In April 2000, net cash provided by financing activities was $2,467,500, resulting from the net proceeds from short-term financing evidenced by unsecured promissory notes of $200,000, and the issuance by the Company of Series A 6% Convertible Notes in the aggregate amount of $2,500,000, maturing April 30, 2002, less the payment of finder's fees associated with such financings.

         The Company intends to continue to invest heavily to support its growth strategy and expand its Internet production and online distribution activities. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition with customers, expansion of its product lines, and the further development of its Website operating infrastructure. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

PURCHASE OF EQUIPMENT

           Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

CHANGES IN NUMBER OF EMPLOYEES

           As of May 5, 2000, there are 128 full-time employees, 94 of whom were in content creation and production, and product development, 12 of whom were in marketing and sales, and 22 of whom were in general and administrative functions. We anticipate hiring additional staff in all areas consistent with anticipated growth in operations.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

           There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.        CHANGES IN SECURITIES

           On February 1, 2000, the Company issued 200,000 shares of unregistered common stock at $8.00 per share for a total purchase price of $1,600,000. With this private placement, the Company issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $10.00 per share. Certain registration rights were granted under the terms of this private placement. Fees totaling $50,000 were paid and warrants for 5,000 shares of common stock at an exercise price of $10.00 per share were issued to finders in conjunction with this private placement.

           On February 4, 2000, the Company issued 200,000 shares of unregistered common stock at $11.00 per share for a total purchase price of $2,200,000. With this private placement, the Company issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $11.00 per share. Certain registration rights were granted under the terms of this private placement. Finder's fees and legal fees totaling $107,500 were paid in conjunction with this private placement.

           On April 14, 2000 the company entered into an unsecured convertible promissory note in the amount of $2,500,000 with a third party. The terms of the note call for SLM to pay interest at 6% per annum with interest payable in cash or SLM common stock at the option of SLM. Interest is payable quarterly with the first payment due on September 30, 2000. The note matures on April 30, 2002 and is not redeemable by the holder prior to maturity. The note can be prepaid by SLM prior to maturity but only with the consent of the holder of the note. The holder of the note was also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $14.33 per share.

           The notes are convertible into SLM common stock at a price equal to the lower of $13.13 or at a price based on a 20% discount to the market at time of conversion. Any portion of the note remaining unconverted at the maturity date shall automatically be converted on such date.

           Certain registration rights were granted under the terms of the note. Finder's fees and expenses totaling $232,500 were paid in conjunction with this financing. Five-year warrants to purchase 20,000 shares of common stock at an exercise price of $14.36 per share were also issued to the finder and underwriter.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  The following exhibits are included herein:

                     Exhibit 10.1         Securities Purchase Agreement
                                          dated as of April 14, 2000, between
                                          the Registrant and Augustine Fund,
                                          L.P.

                     Exhibit 10.2 Software Development and License Agreement dated as of April 19, 2000, between the Registrant and Toon Boom Technologies Inc.

                     Exhibit 27 -         Financial Data Schedule.

           (b) Reports on Form 8-K relating to the quarter ended March 31, 2000.

                The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                       Stan Lee Media, Inc.

                                       /s/ Robert M. Schultz
                                       Robert M. Schultz
                                       Principal Accounting Officer


Date: May 12, 2000.

                              STAN LEE MEDIA, INC.
                                   FORM 10-QSB
                                INDEX TO EXHIBITS

Exhibits                                                                           Page
                                                                                   ----
10.1       Securities Purchase Agreement dated as of April 14, 2000, Between the
           Registrant and Augustine Fund, L.P.

10.2       Software Development and License Agreement dated as of April 19,
           2000, between the Registrant and Toon Boom Technologies Inc.

27         Financial Data Schedule