Form 10QSB
period 2000-06-30
STAN LEE MEDIA INC
filed 2000-08-14
CIK 1015663

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                  Yes [X]    No [ ]
                      ----     -----

     The number of shares outstanding of the issuer's common stock as of August 1, 2000, was 12,581,048.

                                      INDEX


                              STAN LEE MEDIA, INC.
                          (a development stage company)


                                                                                            Page
                                                                                            ----
PART I. Financial Information
-----------------------------

Item 1.  Financial Statements

     Consolidated Balance sheets -
          June 30, 2000 (unaudited) and December 31, 1999;
                                                                                               3
     Consolidated Statements of operations (unaudited) - Six months ended June
          30, 2000 and 1999 and the period from
             inception (October 13, 1998 to June 30, 2000);                                    4

     Consolidated Statements of operations (unaudited) - Three months ended June
          30, 2000 and 1999;                                                                   5

     Consolidated Statements of cash flows (unaudited) - Six months ended June
          30, 2000 and 1999 and the period from inception(October 13, 1998 to
          June 30, 2000);
                                                                                               6
     Notes to financial statements
                                                                                               7

Item 2.  Management's Discussion and Analysis or Plan of operations                           15


PART II. Other Information                                                                    17
---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30 ,
                                                                                         2000             December 31,
                                                                                      (unaudited)            1999
                                                                                     -------------        -----------

Assets

Current assets
   Cash and cash equivalents                                                          $    149,109       $  2,020,162
   Accounts receivable, net of $32,922 allowance                                           260,986               --
   Inventory                                                                                11,883             11,883
   Prepaid expenses and other current assets                                               116,140             10,450
                                                                                      -------------------------------
Total current assets                                                                       538,118          2,042,495

Property and equipment, net of accumulated depreciation (Note 3)                         1,735,168            602,009

Other assets
   Production costs                                                                      1,086,186               --
   Debt offering costs                                                                        --               17,756

   Licensing rights (net of $25,650 and $5,989
   of accumulated amortization)                                                            155,718            173,686
   Trademarks                                                                              189,921            103,636
   Deposits                                                                                132,131             47,464
                                                                                      -------------------------------
Total other assets                                                                       1,563,956            342,542
                                                                                      -------------------------------
                                                                                      $  3,837,242       $  2,987,046
                                                                                      ===============================

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                           $    976,128       $    172,267
   Obligations under capital leases, current portion (Note 5)                              103,585             45,864
   Notes payable (Note 4)                                                                2,555,000            500,000
                                                                                      -------------------------------
Total current liabilities                                                                3,634,713            718,131
                                                                                      -------------------------------

Convertible Promissory Note (Note 4)                                                     2,500,000               --
Obligations under capital leases, long-term portion (Note 5)                               317,698             80,979
Commitments (Note 5)
Shareholders' equity (Notes 1 and 6)
   Series A Convertible Preferred stock, par value $0.001, authorized 1,500,000 issued and outstanding 714,286 and none;
   liquidation preference of $7 per share                                                5,000,002          5,000,002

   Common stock, par value $0.001, authorized 100,000,000 issued and outstanding
   11,971,694 and 8,500,000                                                                 11,972             11,433
   Additional paid-in capital                                                           12,864,359          5,137,787
   Deficit accumulated during the development stage                                    (20,491,502)        (7,961,286)
                                                                                      -------------------------------
Total shareholders' equity                                                              (2,615,169)         2,187,936
                                                                                      -------------------------------
                                                                                      $  3,837,242       $  2,987,046
                                                                                      ===============================



                See accompanying notes to financial statements.

                      STAN LEE MEDIA, INC. AND SUBSIDIARY
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended
                                                                  June 30,
                                                         2000               1999
                                                      (unaudited)        (unaudited)
                                                      ------------------------------
Revenue
   Comic book sales                                   $    51,556        $     --
   Webisode licenses                                      390,799              --
   Other sales                                              7,845              --
                                                      -----------------------------
                                                          450,200              --
                                                      -----------------------------
Operating expenses:
   Cost of comic books                                         --              --
   Cost of webisodes                                      742,295              --
   Cost of other sales                                         --              --
   Development costs                                    1,905,305              --
   General and administrative                           4,717,960         572,706
                                                      -----------------------------
Total operating expenses                                7,365,559         572,706
                                                      -----------------------------

Operating loss                                         (6,915,360)       (572,706)

Net interest expense                                     (200,278)           (535)
                                                      -----------------------------
Net loss                                              $(7,115,638)      $(573,241)
                                                      =============================

Basic and diluted net loss per share                  $     (0.60)      $   (0.07)
                                                      =============================

Weighted average number of shares used in
  computing basic and diluted net loss per share       11,916,974       8,199,726
                                                      =============================


                See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Six Months Ended         Period from Inception
                                                                  June 30,             (October 13, 1998) to
                                                          2000                1999         June 30, 2000
                                                       (unaudited)         (unaudited)      (unaudited)
                                                      ----------------------------------------------------
Revenue
    Comic book sales                                 $    256,121         $        --         $    256,121
    Webisode licenses                                     463,360                  --              463,360
    Other sales                                            26,878                  --               57,483
                                                     -----------------------------------------------------
                                                          746,359                  --              776,964
                                                     -----------------------------------------------------
Operating expenses:
    Cost of comic books                                    58,904                  --               58,904
    Cost of webisodes                                     814,856                  --              814,856
    Cost of other sales                                    59,790                  --               61,065
    Development costs                                   2,735,804                  --            3,878,182
    General and administrative                          9,405,729             794,634           16,172,226
                                                     -----------------------------------------------------
Total operating expenses                               13,075,083             794,634           20,985,233
                                                     -----------------------------------------------------

Operating loss                                        (12,328,724)           (794,634)         (20,208,269)

Net interest expense                                     (201,493)               (637)            (283,234)
                                                     =----------------------------------------------------
Net loss                                             $(12,530,217)        $  (795,271)        $(20,491,503)
                                                     =====================================================

Basic and diluted net loss per share                 $      (1.06)        $     (0.09)
                                                     ================================

Weighted average number of shares used in
computing basic and diluted net loss per share         11,801,147           8,691,781
                                                     ================================



                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY

                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Six Months Ended        Period from Inception
                                                                                June 30,            (October 13, 1998) to
                                                                       2000                1999          June 30, 2000
                                                                    (unaudited)        (unaudited)        (unaudited)
                                                                   ------------------------------------------------------
Cash flows from operating activities
   Net loss                                                        $(12,530,217)      $   (795,271)      $(20,491,503)
   Adjustments to reconcile net loss to net cash and cash
     equivalents provided by (used in) operating activities:
      Non-cash items resulting from issuance of common stock,
         stock options and warrants                                   3,235,998                400          3,236,006
      Depreciation and amortization                                     230,157             12,290            230,150
      Allowance for accounts receivable                                  16,833               --               16,833
      Changes in:
         Inventory                                                         --                 --              (11,883)
         Accounts receivable                                           (277,818)              --             (277,818)
         Production costs                                            (1,086,186)              --           (1,086,186)
         Prepaid expenses and other current assets                     (105,690)            (2,500)          (116,140)
         Deposits                                                       (84,668)              --             (132,132)
         Debt offering costs                                               --                 --                 --
         Accounts payable                                               803,862             75,464            976,129
                                                                   --------------------------------------------------
Net cash used in operating activities                                (9,797,729)          (709,617)       (17,656,544)
                                                                   --------------------------------------------------
Cash flows from investing activities
   Purchase of property and equipment                                (1,022,111)          (122,613)        (1,624,121)
   Licensing rights                                                        --                 --             (173,686)
   Application for trademarks                                           (86,285)            (6,638)          (189,921)
                                                                   --------------------------------------------------
Net cash used in investing activities                                (1,108,396)          (129,251)        (1,987,728)
                                                                   --------------------------------------------------
Cash flows from financing activities
   Debt offering costs                                                  245,030               --              227,274
   Proceeds from notes and loans payable                              3,230,000             30,000          3,730,000
   Repayment of notes and loans payable                              (1,175,000)              --           (1,175,000)
   Proceeds from convertible note                                     2,500,000               --                 --
   Payments under capital lease obligations                             (28,789)            71,815             98,054
   Receipt of subscriptions                                                --              564,000          2,500,000
   Issuance of preferred stock                                             --                 --            5,000,002
   Proceeds from issuance of common stock                             4,263,831            275,000          9,413,051
                                                                   --------------------------------------------------
Net cash provided by financing activities:                            9,035,072            940,815         19,793,381
                                                                   --------------------------------------------------
Increase (decrease) in cash and cash equivalents                     (1,871,053)           101,947            149,109

Cash and cash equivalents, beginning of period                        2,020,162             21,276               --
                                                                   --------------------------------------------------
Cash and cash equivalents, end of period                           $    149,109       $    123,223       $    149,109
                                                                   ==================================================



                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

Stan Lee Media, Inc. ("SLM" or the "Company") is an Internet-based, globally branded digital entertainment company founded by comic book Icon Stan Lee to conceive, create, co-create and produce characters and story franchises for entertainment, merchandising and promotional exploitation worldwide.

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

BASIS OF PRESENTATION

The financial statements for the six months ended June 30, 2000 and 1999 include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the results of these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, and should be read in conjunction with this Quarterly Report on Form 10-QSB.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC and DILUTED EARNINGS (LOSS) PER SHARE

Basic Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares that would be anti-dilutive.

For all periods presented, potential dilutive securities were not included in the earnings per share calculation since their effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                                           June 30,        December 31,     Estimated
                                                             2000             1999         Useful Life
                                                          (unaudited)
                                                         ----------------------------------------------
Automobile                                               $   15,000         $ 15,000         5 years
Computer equipment                                          615,615          103,249         3 years
Computer software                                           336,666           18,011         3 years
Accounting software                                          92,756               --         3 years
Furniture and fixtures                                      239,649          187,960         5 years
Leasehold improvements                                      213,044          166,349         5 years
Equipment under capital leases                              486,403          190,036
                                                         ----------------------------------------------
                                                          1,999,133          680,605
Less accumulated depreciation and amortization              263,965           78,596
                                                         ----------------------------------------------
                                                         $1,735,168         $602,009
                                                         ==============================================

At June 30, 2000, accumulated depreciation and amortization included $92,721 related to assets under capital leases.

NOTE 4 - DEBT

SHORT-TERM FINANCING

During April 2000, SLM executed $200,000 of unsecured promissory notes (of which $100,000 was with an existing SLM shareholder). The loans are due and payable in sixty days with interest at the rate of 8% per annum, with the exception that no interest will be due and payable for the first thirty days after the notes were issued. Pursuant to the promissory notes, warrants for 8,000 shares of SLM's common stock exercisable at $12.00 per share and expiring three years from the date of the notes were granted to the Note holders. Of the $200,000 of notes $73,000 was offset by the exercise of warrants by certain noteholders, and the balance due of $127,000 was extended and subsequently paid off.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEBT (CONTINUED)

CONVERTIBLE PROMISSORY NOTE

On April 14, 2000 the company entered into an unsecured convertible promissory note in the amount of $2,500,000 with a third party. The terms of the note call for SLM to pay interest at 6% per annum with interest payable in cash or SLM common stock at the option of SLM. Interest is payable quarterly with the first payment due on September 30, 2000. The note matures on April 30, 2002 and is not redeemable by the holder prior to maturity. The note can be prepaid by SLM prior to maturity but only with the consent of the holder of the note. The holder of the note was also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $14.33 per share. The fair value of $351,234 of warrants issued in conjunction with this note was expensed as debt offering costs.

The notes are convertible into SLM common stock at a price equal to the lower of $13.13 or at a price based on a 20% discount to the market at time of conversion. Any portion of the note remaining unconverted at the maturity date shall automatically be converted on such date.

Certain registration rights were granted under the terms of the note. Finder's fees and expenses totaling $232,500 were paid in conjunction with this financing. Five-year warrants to purchase 20,000 shares of common stock at an exercise price of $14.36 per share were also issued to the finder and underwriter. The fair value of $140,452 of warrants issued in conjunction with this note was expensed as debt offering costs.

REVOLVING CREDIT AGREEMENTS

During May and June, 2000 the company borrowed $1,950,000 under two revolving credit agreements. These credit lines bear interest at LIBOR, plus two percent (2%) per annum. This amount has subsequently been repaid.

RELATED PARTY TRANSACTIONS

SLM received loans from related parties of $480,000 at June 30, 2000 as working capital. The balances are due on demand with no specific payment provisions. This amount has subsequently been repaid.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS and CONTINGENCIES

EQUIPMENT LEASES

SLM entered into various capital leases for computers and related equipment. The leases range from 24 to 60 month terms. Minimum future lease payments under capital leases as of June 30, 2000 for each of the next five years and in aggregate are:



Year ended                                                      Amount
                                                               --------
     2000                                                      $142,885
     2001                                                       201,388
     2002                                                       159,965
     2003                                                        23,570
     2004                                                         1,443
                                                               --------
Total minimum payments                                         $529,251

Less: Amount representing interest                             (107,968)
                                                               --------

Present value of net minimum lease payments                    $421,283
                                                               ========

CONTINGENCIES

The company is in dispute over approximately $270,000 in invoices in connection with a provider of promotional services.

SLM is also in negotiations with a former employee regarding a wrongful termination claim. The cost to the company cannot be accurately determined at this time.

No provision for either of the above contingencies has been made in these financial statements

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHAREHOLDERS' EQUITY

SLM has 100,000,000 authorized shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Of the total preferred stock, 1,500,000 shares were designated as Series A and 4,000 shares were designated as Series B.

COMMON STOCK

During the quarter ended June 30, 2000 warrants for 105,332 shares of common stock were exercised for total consideration of $554,660 of which $139,995 was for cash and $414,665 represented exercises by conversion of promissory notes.

On April 14, 2000 SLM issued 10,000 shares of common stock at $0.001 per share to an employee of the company at fair value on the date of issuance.

STOCK OPTIONS AND WARRANTS

During April and June 2000, SLM entered into five-year warrant agreements with certain consultants to purchase 250,000 shares of common stock at $11.00 per share, the fair market value at the dates of grant. The warrants are subject to various vesting terms ranging from immediate to vesting within six months subject to a performance clause. The fair value of $1,868,782 of these warrants was charged to operations during this quarter.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SIGNIFICANT BUSINESS AGREEMENTS

PARAMOUNT PARKS

On May 5, 2000 Paramount Parks (a unit of Viacom) and SLM in association with Blur studio, partnered to create, produce and distribute a large format, 3-D simulator film incorporating The 7th Portal concept and characters. The project will debut in the spring of 2001 at all U.S-based Paramount Parks. Under the agreement Paramount will sell branded merchandise and provide links between its own websites and those of SLM. The attraction will also be distributed to a worldwide network of simulation theaters.

Paramount Parks and SLM are committed to invest $500,000 each to cover production costs and the parties to the agreement will share in net revenues derived from gross receipts and merchandise sales derived from the project.

MARK CANTON

On June 2, 2000 SLM and Mark Canton, a film producer and former studio head involved in such films as "Batman" and "Men in Black", entered into an agreement to develop the 7th Portal for a theatrical motion picture.

FOX LATIN AMERICA

On June 14, 2000 FOX Latin America and FOX Kids Latin America formed a strategic alliance with SLM to repurpose SLM's content and to create original branded content for distribution on the Internet and television outlets throughout the Latin American Region. FOX will work with SLM in two specific areas of development, localizing existing SLM content for Latin American audiences and co-creating new properties for the region. Revenues derived from this venture shall be split 50/50 between the parties after deduction of distribution fees.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SUBSEQUENT EVENTS

COMMON STOCK

On July 31, 2000 SLM issued 505,051 shares of its restricted common stock to a strategic investor at $9.90 per share for a total purchase price of $5,000,000. With this private placement, SLM issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $11.25 per share. Certain registration rights were granted under the terms of this private placement. Fees totaling $300,000 were paid to a finder regarding this transaction.

CONVERTIBLE PREFERRED STOCK

     On August 2, 2000, SLM issued 4,000 shares of its Series B 4% Cumulative Convertible Preferred Stock for gross proceeds of $4 million in a private placement transaction. With this private placement, SLM issued five year warrants to purchase 75,000 shares of its common stock at an exercise price of $13.75 per share. Registration rights were granted under the terms of the private placement for both the shares of common stock issuable upon conversion of the Series B Cumulative Convertible Preferred Stock and upon exercise of the warrants.

     The Series B 4% Cumulative Convertible Preferred Stock converts into SLM's common stock at the option of the holder at a price equal to the lower of $11.00 (subject to adjustment in certain events) and up to a 17% discount to the lowest bid price for SLM's common stock on the Nasdaq SmallCap Market during the previous 5 trading days. The number of shares which may be converted at any time is subject to certain limitations, including (i) that the holders may not hold more than 9.9% of the total outstanding shares immediately following a conversion, (ii) under certain circumstances, no more than 400 shares of preferred stock may be converted in any one month, and (iii) in no event can the preferred stock result in the issuance of greater than 20% of SLM's total outstanding common stock. The preferred stock has a liquidation preference of $1,000 per share and accrues dividends at a rate of 4% of the liquidation preference per year, payable quarterly in cash or, at the option of SLM, by adding such amount to the liquidation preference of the preferred stock.

     Finder's fees of $290,000 were paid in connection with this financing. 7,273 shares of commons stock and warrants to purchase 13,636 shares of common stock at an exercise price of $13.75 per share were also issued to finders.

UNSECURED PROMISSORY NOTE

On July 12, 2000 the company executed a $500,000 unsecured promissory note with an unrelated party. The loan bears interest at the rate of 8% per annum and is due within ten days of an equity or convertible debt financing in excess of $1,000,000. Accordingly, such loan was repaid on August 1, 2000.

Warrants to purchase 50,000 shares of common stock at an exercise price of $11.06 per share were issued to the noteholder.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY

During the first two quarters, the Company purchased $323,231 of equipment under capital leases.

During the period ended June 30, 2000 promissory notes of $414,665 were repaid through the exercise of warrants for 77,333 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the availability of sufficient financing to implement the Company's new characters and story franchises and distribution via the Internet, ability to generate revenues through Internet and off line distribution, increased levels of competition, new products and technological changes, and regulatory factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-QSB relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     Stan Lee Media, Inc. (http://www.stanlee.net) is an Internet-based, global branded digital entertainment company founded by comic book icon Stan Lee to conceive, create, co-create and produce marketable characters and story franchises for entertainment, merchandising and promotional exploitation worldwide. Stan Lee is the co-creator of such classic characters as Spider-Man, The Incredible Hulk, and The X-Men, and more than two billion copies of books featuring characters Lee co-created have been published in 100 countries and 27 languages. Stan Lee Media seeks to become the premier creator of episodic entertainment which will initially be exploited over the Internet and subsequently through off line media.

     The Company expects to incur losses for the foreseeable future as a result of the significant operating and capital expenditures required to achieve its objectives. In order to achieve and maintain profitability, the Company will need to generate revenues significantly above historical levels. In addition, in order to maintain its operations, it will be necessary for the Company to raise additional equity and debt financing from financial or strategic investors. The Company's prospects for achieving profitability must be considered in light of the risks, uncertainties, expenses, and difficulties encountered by companies in the rapidly evolving market of online commerce.

RESULTS OF OPERATIONS

     Our predecessor company conducted only organizational activities. Accordingly, there were no material operations for the comparable periods for the prior year, and therefore, there is no discussion of comparable historical periods.

     As of June 30, 2000, our company was considered to be a development stage company as it had not recognized substantial revenue from planned principal operations.

     Total revenues were $746,359 for the six month period ended June 30, 2000, comprised of license fees for the delivery of webisodes to Macromedia, Inc. sales of The Backstreet Project comic books at concerts and on the Internet, and sales of certain comic book related memorabilia. Since our formation in October 1998, we have incurred substantial operating expenses to produce our branded content, establish our Internet infrastructure, and expand our operations to include more than 150 employees and consultants. Operating expenses for the six month period ended June 30, 2000 were $13,075,083. Operating expenses have increased as we engaged additional personnel and incurred other expenses in producing original characters and content for delivery on the Internet and other media pursuant to existing and anticipated contractual arrangements. We expect to incur operating losses at least through 2000.

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

     We launched our initial two franchises, The 7th Portal and The Accuser, on Macromedia's shockwave.com animation portal, on February 29, 2000 and May 2, 2000, respectively. By contracting with premier online content distribution partners, we intend to build the Stan Lee brand and community without incurring all of the substantial resource commitments to generate traffic that Internet companies historically incur in order to aggregate audiences.

     In this regard, on August 27, 2000 we will launch a Super Hero franchise based on Super Hero alter-egos of The Backstreet Boys thereby extending our reach over the Internet to a dedicated international fan base of girls and women aged 8 to 25. This launch will be accompanied by our production and distribution of additional comic books featuring this Super Hero franchise, and a Burger King back to school promotion featuring action figures and other materials featuring our characters and the Backstreet Project Website. In addition, effective June 9, 2000, SLM signed an agreement with Mary J. Blige to create and launch an animated global franchise portraying Ms. Blige as an original Stan Lee Hip Hop Super Heroine. The franchise, which opens Blige's current concerts, will launch this fall as an internet based series of animated webisodes.

     We are in the process of launching localized versions of our website in strategic locations throughout the world. Accordingly, we are pursuing the establishment of strategic partnerships with local operators who will contribute assets, operating infrastructure and capital to build, maintain, market and promote our Company's global branded content in their local market, and who will host and webcast local language versions of Super Hero series produced by us, repurpose such webisodes for exploitation in the local language, and jointly develop original Super Hero and comic character properties. On June 14, 2000, FOX Latin America and FOX Kids Latin America formed a strategic alliance with SLM to repurpose SLM's content and to create original branded content for distribution on the Internet and television outlets throughout the Latin American region. FOX will work with SLM in two specific areas of development - localizing existing SLM content for Latin American.

audiences and co-creating new properties for the region. Revenues derived from this venture shall be split 50/50 between the parties after deduction of distribution fees. We intend to leverage our domestic production facility to maintain economies of scale as we focus on these countries.

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

     We also have established a strategic alliance with WhatsHotNow.com to manage fulfillment of our e-commerce. We intend to continue to make e-commerce an integrated and valuable part of our website. The Stan store, operated by WhatsHotNow.com, currently offers over 100 products, and we intend to significantly increase the number of products we offer over the next year. In addition, we plan to integrate global shopping opportunities into the store for our users outside of the United States who seek access to American products.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity and capital resources have been private placements of Note 4 to the Financial Statements (Debt), common stock and borrowings from related and non-related parties. We refer you to Note 6 to the Financial Statements (Shareholders' Equity) and Note 8 to the Financial Statements (Subsequent Events) for further descriptions of these activities. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations, infrastructure and personnel. If we are unable to raise additional capital when needed, or if the terms of any such financing restricts or inhibits our ability to locate financing in the future, our business would be materially, adversely affected. There can be no assurance, however that we will be able to raise additional capital on advantageous terms, or at all. We anticipate that the cash on hand coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

     At June 30, 2000, the Company had cash and cash equivalents of $149,109, compared to cash and cash equivalents of $2,020,162 as of December 31, 1999. Net cash used in operating activities of $9,797,729 for the six month period ended June 30, 2000, was primarily attributable to net losses, reduced by noncash charges resulting from the issuance of common stock, stock options and warrants and depreciation and amortization, and working capital changes comprised primarily of increases in accounts payable and accrued expenses (including production costs). Included in such operating expense increase are non-recurring marketing and promotional expenses associated with the Company's launch on February 29, 2000 in the amount of $1,408,511, non-cash charges of $3,063,250 related to the Company's issuance of options for services and the Company's grant of warrants in connection with financing transactions.

     Net cash used in investing activities was $1,108,396 for the six month periods ended June 30, 2000, compared to $24,179 for the fiscal year ended December 31, 1999, and consisted primarily of capital expenditures related to the purchase of property and equipment, and trademark applications.

     Net cash provided by financing activities was $9,035,072 for the six month periods ended June 30, 2000, compared to $215,150 for the fiscal year ended December 31, 1999, resulting from the net proceeds from the issuance of common stock in two private placements in February 2000 of $3,642,500, from short-term financing evidenced by unsecured promissory notes in March and April, 2000 of $800,000, less the payment of fees associated with such financings. In April 2000, net cash of $2,367,500 resulted from the issuance by the Company of Series A 6% Convertible Notes in the aggregate amount of $2,500,000, maturing April 30, 2002, less the payment of finder's fees associated with such financings. In May and June, 2000, net proceeds of $1,950,000 was obtained by the utilization of available revolving credit agreements and $480,000 resulted from short term borrowings from a related party.

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

PURCHASE OF EQUIPMENT

     Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations and infrastructure.

CHANGES IN NUMBER OF EMPLOYEES

     As of August 10, 2000, there are 142 full-time employees, 90 of whom were in content creation and production, and product development, 13 of whom were in marketing and sales, and 39 of whom were in general and administrative functions. While we believe that we have substantially completed our necessary hiring for the remainder of this year, we may need to retain some additional employees to meet targeted needs of the company.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no matters during this reporting period that require disclosure under this item.

ITEM 2. CHANGES IN SECURITIES

COMMON STOCK

     On July 31, 2000 SLM issued 505,051 shares of its restricted common stock to a strategic investor at $9.90 per share for a total purchase price of $5,000,000. With this private placement, SLM issued five-year warrants to purchase an additional 100,000 shares of common stock at an exercise price of $11.25 per share. Certain registration rights were granted under the terms of this private placement. Fees totaling $300,000 were paid to a finder regarding this transaction.

CONVERTIBLE PREFERRED STOCK

     On August 2, 2000, SLM issued 4,000 shares of its Series B 4% Cumulative Convertible Preferred Stock for gross proceeds of $4 million in a private placement transaction. With this private placement, SLM issued five year warrants to purchase 75,000 shares of its common stock for a price of $13.75 per share. Registration rights were granted under the terms of the private placement for both the shares of common stock issuable upon conversion of the Series B Cumulative Convertible Preferred Stock and upon exercise of the warrants.

     The Series B 4% Cumulative Convertible Preferred Stock converts into SLM's common stock at the option of the holder at a price equal to the lower of $11.00 (subject to adjustment in certain events) and a 17% discount to the lowest bid price for SLM's common stock on the Nasdaq SmallCap Market during the previous 5 trading days. The number of shares which may be converted at any time is subject to certain limitations, including (i) that the holders may not hold more than 9.9% of the total outstanding shares immediately following a conversion, (ii) following the time that SLM's convertible promissory notes are no longer outstanding, no more than 400 shares of preferred stock may be converted in any one month for less than $11.00 (with certain exceptions), and (iii) in no event can the preferred stock result in the issuance of greater than 20% of SLM's total outstanding common stock. The preferred stock has a liquidation preference of $1,000 per share and accrues dividends at a rate of 4% of the liquidation preference per year, payable quarterly in cash or, at the option of SLM, by adding such amount to the liquidation preference of the preferred stock.

     Finder's fees of $290,000 were paid in connection with this financing, in addition to 7,273 shares of SLM common stock and warrants to purchase 13,636 shares of common stock at an exercise price of $13.75 per share.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  The following exhibits are included herein:

        Exhibit 27 - Financial Data Schedule.

 3.1    Articles of Incorporation. (1)

 3.2    Articles of Amendment to Articles of Incorporation Filed August 12,
        1999. (1)

 3.3 Articles of Amendment to Articles of Incorporation Filed November 5, 1999. (1)

 3.4    Articles of Amendment to Articles of Incorporation Filed August 2, 2000.

 3.5    By-Laws. (1)

10.1 Agreement dated as of April 20, 2000, between Paramount Parks, Blur Studio, and the Company.

10.2 Agreement dated as of June 2, 2000, between The Canton Company, and the Company.

10.3 Agreement dated as of June 14, 2000, between Fox Latin American Channel, Inc., and the Company.

10.4 Securities Purchase Agreement dated as of August 1, 2000, between Elliott Associates, L.P., Westgate International, L.P., and the Company.

10.5 Registration Rights Agreement dated as of August 1, 2000, between Elliott Associates, L.P., Westgate International, L.P., and the Company.

10.6 Securities Purchase Agreement dated as of July 31, 2000, between Venture Soft Co., Ltd. and the Company. (2)

10.7 Warrant dated as of July 31, 2000, between Venture Soft Co., Ltd. and the Company. (2)

27      Financial Data Schedule

------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated July 31, 2000.

Reports on Form 8-K relating to the quarter ended June 30, 2000. Form 8-K, dated July 31, 2000, relating to the issuance of 505,051 shares of the Company's Common Stock.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.




Stan Lee Media, Inc.

/s/ Robert M. Schultz
-------------------------
Robert M. Schultz
Principal Accounting Officer


Date: August 14, 2000.