Form 10QSB
period 2000-09-30
STAN LEE MEDIA INC
filed 2000-11-14
CIK 1015663

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

     The number of shares outstanding of the issuer's common stock as of November 1, 2000, was 13,527,792.

                                      INDEX


                              STAN LEE MEDIA, INC.
                          (a development stage company)


                                                                                            Page
                                                                                            ----
PART I. Financial Information
-----------------------------

Item 1.  Financial Statements

     Consolidated Balance sheets -
          September 30, 2000 (unaudited) and December 31, 1999;                              3

     Consolidated Statements of operations (unaudited) - Three months ended
          September 30, 2000 and 1999;                                                       4

     Consolidated Statements of operations (unaudited) - Nine months ended
          September 30, 2000 and 1999 and the period from
             inception (October 13, 1998 to September 30, 2000);                             5

     Consolidated Statements of cash flows (unaudited) - Nine months ended
          September 30, 2000 and 1999 and the period from inception (October 13,
          1998 to September 30, 2000);
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

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                     September 30,
                                                                                         2000             December 31,
                                                                                      (unaudited)            1999
                                                                                     -------------        -----------

Assets

Current assets
   Cash and cash equivalents                                                          $     215,440      $  2,020,162
   Accounts receivable, net of $8,499 allowance                                             351,697                --
   Accounts receivable - related party (Note 2)                                             100,000                --
   Loans receivable (Note 2)                                                                870,000                --
   Inventory                                                                                 12,543            11,883
   Prepaid expenses and other current assets                                                196,000            10,450
                                                                                      -------------------------------
Total current assets                                                                      1,745,680         2,042,495
                                                                                      -------------------------------
                                                                                          2,012,175
Property and equipment, net of accumulated depreciation (Note 3)                                              602,009

Other assets
   Production costs (Note 2)                                                              1,534,315              --
   Debt offering costs                                                                      278,059            17,756

   Licensing rights (net of $35,935 and $5,989
   of accumulated amortization) (Note 2)                                                  3,934,886           173,686
   Trademarks                                                                               242,783           103,636
   Deposits                                                                                 147,214            47,464
                                                                                      -------------------------------
Total other assets                                                                        8,149,432           342,542
                                                                                      -------------------------------
                                                                                      $   9,895,112      $  2,987,046
                                                                                      ===============================

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                                           $   1,846,789      $    172,267
   Obligations under capital leases, current portion (Note 5)                                51,155            45,864
   Notes payable (Note 4)                                                                                     500,000
                                                                                      -------------------------------
Total current liabilities                                                                 1,897,944           718,131
                                                                                      -------------------------------

Convertible Promissory Note (Note 4)                                                      2,500,000              --
Obligations under capital leases, long-term portion (Note 5)                                561,054            80,979
Commitments (Note 5)
Shareholders' equity (Notes 1 and 6)
   Series A Convertible Preferred stock, par value $0.001, authorized 1,500,000 issued and outstanding 714,286 and none;
   liquidation preference of $7 per share                                                 5,000,002         5,000,002
   Series B Cumulative Convertible Preferred Stocks liquidation reference of
    $1,000 pending, 1,904 shares authorized issued and outstanding                        1,904,000              --
   Common stock, par value $0.001, authorized 100,000,000 issued and outstanding
   13,355,928 and 8,500,000                                                                  13,356            11,433
   Additional paid-in capital                                                            25,125,640         5,478,907
   Deficit accumulated during the development stage                                     (27,106,884)       (8,302,406)
                                                                                      -------------------------------
Total shareholders' equity                                                                7,890,350         2,187,936
                                                                                      -------------------------------
                                                                                      $   9,895,112      $  2,987,046
                                                                                      ===============================



                See accompanying notes to financial statements.

                      STAN LEE MEDIA, INC. AND SUBSIDIARY
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended
                                                              September 30,
                                                         2000               1999
                                                      (unaudited)        (unaudited)
                                                      ------------------------------
Revenue
   Comic book sales                                   $      1,000      $      --
   Webisode licenses                                       413,978             --
   Other sales                                                 --           20,605
                                                      -----------------------------
                                                           414,978          20,605
                                                      -----------------------------
Operating expenses:
   Cost of comic books                                         --              --
   Cost of webisodes                                       830,884              --
   Cost of other sales                                      (4,000)            450
   Development costs                                     1,561,506              --
   General and administrative                            3,014,825       1,891,440
                                                      -----------------------------
Total operating expenses                                 5,403,215       1,891,890
                                                      -----------------------------
                                                        (4,988,237)     (1,871,285)
Operating loss
Net interest expense (Note 2)                           (1,286,024)           (131)
Costs incurred on merger                                                  (120,000)
                                                      -----------------------------
Net loss                                              $ (6,274,261)     (1,991,415)
                                                      =============================

Basic and diluted net loss per share                  $      (0.52)     $    (0.24)
                                                      =============================

Weighted average number of shares used in
  computing basic and diluted net loss per share        11,975,644       8,200,822
                                                      =============================


                See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Nine Months Ended         Period from Inception
                                                              September 30,            (October 13, 1998) to
                                                          2000                1999      September 30,2000
                                                       (unaudited)         (unaudited)      (unaudited)
                                                      ----------------------------------------------------
Revenue
    Comic book sales                                 $     257,121        $      20,605      $    257,121
    Webisode licenses                                      877,338                 --             877,338
    Other sales                                             26,878                 --              57,483
                                                     -----------------------------------------------------
                                                         1,161,337               20,605         1,191,942
                                                     -----------------------------------------------------
Operating expenses:
    Cost of comic books                                     58,904                  450            58,904
    Cost of webisodes                                    1,645,740                 --           1,645,740
    Cost of other sales                                     55,790                 --              57,065
    Development costs                                    4,297,310                 --           5,439,688
    General and administrative                          12,420,554            2,760,974        19,293,869
                                                     -----------------------------------------------------
Total operating expenses                                18,478,298            2,761,424        26,495,266
                                                     -----------------------------------------------------

Operating loss                                         (17,316,961)          (2,740,819)      (25,303,324)
Net interest expense                                     1,487,517                 (768)        1,569,258
Costs incurred on merger                                                       (120,000)
                                                     -----------------------------------------------------
Net loss                                             $ (18,804,478)       $  (2,861,587)     $(26,872,582)
                                                     =====================================================

Basic and diluted net loss per share                 $       (1.59)       $       (0.31)
                                                     =====================================

Weighted average number of shares used in
computing basic and diluted net loss per share          11,859,952            9,228,801
                                                     =====================================



                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY

                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Nine Months Ended        Period from Inception
                                                                             September 30,          (October 13, 1998) to
                                                                       2000                1999       September 30, 2000
                                                                    (unaudited)        (unaudited)        (unaudited)
                                                                   ------------------------------------------------------
Cash flows from operating activities
   Net loss                                                        $(18,804,478)      $ (2,861,587)      $(27,106,884)
   Adjustments to reconcile net loss to net cash and cash
     equivalents provided by (used in) operating activities:
      Non-cash items resulting from issuance of common stock,
         stock options and warrants:
      Interest expense relating to financings                         1,397,813               --            1,442,604
      Issuances for services                                          3,150,256            444,697          3,627,566
      Depreciation and amortization                                     407,679             24,229            544,045
      Allowance for accounts receivable                                   8,499               --               49,755
      Changes in:
         Inventory                                                         (660)              --              (12,543)
         Accounts receivable                                           (360,196)            (3,250)          (401,452)
         Accounts receivable - related party                           (100,000)              --             (100,000)
         Production costs                                            (1,534,315)           (17,996)        (1,534,315)
         Prepaid expenses and other current assets                     (185,550)              --             (196,000)
         Deposits                                                       (99,750)              --             (147,214)
         Accounts payable                                             1,674,522            567,431          1,846,789
                                                                   --------------------------------------------------
Net cash used in operating activities                               (14,446,180)         1,846,474        (21,987,649)
                                                                   --------------------------------------------------
Cash flows from investing activities
   Purchase of property and equipment                                (1,198,927)          (167,843)        (1,911,071)
   Application for trademarks                                          (139,147)           (57,303)          (242,783)
                                                                   --------------------------------------------------
Net cash used in investing activities                                (1,338,074)          (225,146)        (2,153,854)
                                                                   --------------------------------------------------
Cash flows from financing activities
   Debt offering costs                                                 (284,240)              --             (230,972)
   Proceeds from notes and loans payable                              5,747,835            410,000          7,164,835
   Repayment of notes and loans payable                              (4,617,835)              --           (5,534,835)
   Payments under capital lease obligations                            (106,601)            88,000               --
   Receipt of subscriptions                                                --              275,000               --
   Issuance of preferred stock                                        1,904,000               --            6,904,002
   Proceeds from issuance of common stock                            11,336,373          1,270,978         16,053,913
                                                                   --------------------------------------------------
Net cash provided by financing activities:                           13,979,532          2,044,866         24,356,943
                                                                   --------------------------------------------------
Increase (decrease) in cash and cash equivalents                     (1,804,722)           (26,754)           215,440

Cash and cash equivalents, beginning of period                        2,020,162             21,276                --
                                                                   --------------------------------------------------
Cash and cash equivalents, end of period                           $    215,440       $      5,478       $    215,440
                                                                   ==================================================



                 See accompanying notes to financial statements.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

     We are a digital entertainment studio that uses the Internet (www.stanlee.net) to launch branded content, build global communities around it, and commercialize it globally through traditional media. After launching these characters on the Internet, we immediately seek to exploit the characters in traditional media, such as animated and live action television programs, feature films, theme park simulation films, video cassettes, DVDs and publishing. We also seek to exploit these entertainment properties through traditional licensing and merchandising markets, such as video games, toys and apparel.

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

BASIS OF PRESENTATION

The financial statements for the nine months ended September 30, 2000 and 1999 include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the results of these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, and should be read in conjunction with this Quarterly Report on Form 10-QSB.

ACCOUNTS RECEIVABLE FROM RELATED PARTY

On July 28, 2000 the company extended a $100,000 short-term interest free loan to Stan Lee, the Chairman of the Board and Chief Creative Officer of SLM. Such loan was repaid on November 6, 2000.

LOANS RECEIVABLE

The loans receivable of $870,000 represents the excess paid over amounts borrowed under revolving credit agreements. Interest under such loans is being accrued at the rate of 8% per annum. $565,000 of such amount has been repaid to date.

PRODUCTION COSTS

Production costs are capitalized in accordance with Statement of Financial Accounting Standards No. 53. The costs capitalized include work in progress of unfinished webisodes for series that are currently under negotiations to be purchased. The production costs capitalized include only costs associated with actual production of the webisode series. Any development costs incurred, relating to a particular series, is expensed as development costs if the costs were not incurred for production.

Production costs are amortized using the film forecast method as defined by FASB No. 53.

LICENSING RIGHTS

Licensing rights includes the allocation of the purchase price of Conan Properties, Inc. (See Note 6) and consists primarily of the valuation of the common stock and warrants issued on such acquisition. These rights are being amortized over a 10 year period.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INTEREST EXPENSE

Net interest expense is comprised mostly of non-cash expenses relating to the issuance of stock and warrants relating to financings.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                                         September 30,     December 31,     Estimated
                                                             2000             1999         Useful Life
                                                          (unaudited)
                                                         ----------------------------------------------
Automobile                                               $      15,000      $ 15,000         5 years
Computer equipment                                             663,436       103,249         3 years
Computer software                                              344,579        18,011         3 years
Accounting software                                             92,156            --         3 years
Furniture and fixtures                                         326,245       187,960         5 years
Leasehold improvements                                         247,588       166,349         5 years
Equipment under capital leases                                 755,139       190,036
                                                         ----------------------------------------------
                                                             2,444,683       680,605
Less accumulated depreciation and amortization                 432,509        78,596
                                                         ----------------------------------------------
                                                         $   2,012,174      $602,009
                                                         ==============================================

At September 30, 2000, accumulated depreciation and amortization included $147,987 related to assets under capital leases.

NOTE 4 - DEBT

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

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS and CONTINGENCIES

EQUIPMENT LEASES

SLM entered into various capital leases for computers and related equipment. The leases range from 24 to 60 month terms. Minimum future lease payments under capital leases as of September 30, 2000 for each of the next five years and in aggregate are:



Year ended                                                      Amount
                                                               --------
     2000                                                      $ 187,782
     2001                                                        311,702
     2002                                                        270,280
     2003                                                        108,102
     2004                                                         43,343
     2005                                                         10,684
                                                               ---------
Total minimum payments                                         $ 931,893

Less: Amount representing interest                              (319,684)
                                                               ---------

Present value of net minimum lease payments                    $ 612,209
                                                               =========

CONTINGENCIES

In September 2000, a lawsuit was brought against the Company regarding certain disputed payments due in connection with the Company's launch party. The complaint seeks damages of $271,700 and unspecified punitive damages. The Company believes that it has significant defenses against this claim, and has filed a counterclaim against plaintiff. No provision for this contingency has been made in their financial statements. See Part II Item 1 -- Legal Proceedings

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHAREHOLDERS' EQUITY

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

During the quarter ended September 30, 2000 options for 39,608 shares of common stock were exercised for total cash consideration of $87,500.

On September 11,2000, Stan Lee Media, Inc. (the "Company") acquired all of the rights to the intellectual property known as Conan the Barbarian through its acquisition of all of the outstanding stock of Conan Properties, Inc. in exchange for 409,037 shares of the Company's common stock, no par value, calculated by dividing an aggregate purchase price of $4.3 million by $10.5125, the average of the Company's closing stock price on the Nasdaq Stock market for the 30-day period preceding August 30, 2000. The Company also issued five-year warrants to purchase an additional 20,000 shares of common stock at $10.5125 per share.

For financial statement purposes, the acquisition was valued at $3,788,151, which was determined by using the closing SLM stock price at the date of acquisition of $9 per share and valuing the warrants at $106,818 in accordance with FAS 123. The total purchase price has been allocated to Licensing Rights.

Pursuant to the terms of the agreement, the sellers are entitled to certain price protection and volume protection provisions during the first 21 months following the acquisition. In addition, the sellers have certain registration rights relating to the shares of the Company's common stock acquired hereunder.

The Company believes that at the time of such transaction, the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments, as applicable, issued in such transaction. All recipients represented that they were accredited investors as defined under Rule 501(a) of Regulation D, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment.

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

On August 25, 2000 the holders of the Series B Preferred Stock converted 2,096 of the 4,000 Series B shares into 266,530 of the common stock of SLM at $7.885 per share pursuant to the conversion provisions in effect under the terms of the Preferred Stock Investment Agreement and related documents.

STOCK OPTIONS AND WARRANTS

On August 15, 2000, the Company entered into an agreement with MBR Productions, Inc. and John Semper, whereby the Company acquired the right to develop and exploit a property created by Gene Roddenberry known as Starship. In connection with this transaction, the Company issued options to purchase 30,000 shares of its common stock at a purchase price of $11.125 per share to John Semper and Majel Barrett Roddenberry, the price of the Company's stock on the date that the parties entered into an agreement in principal with respect to the acquisition.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SIGNIFICANT BUSINESS AGREEMENTS

Acquisition of Conan Properties, Inc.

See Note 6 -- SHAREHOLDERS' EQUITY FOR A DESCRIPTION OF THIS TRANSACTION

Hollywood Christmas Parade

     On August 4, 2000, the Company entered into a Comprehensive Brand Management Agreement with the Hollywood Chamber of Commerce whereby the Company acquired the exclusive right to manage and merchandise certain aspects of the Hollywood Christmas Parade. Pursuant to this agreement, the Company has agreed to pay the Hollywood Chamber of Commerce an amount equal to $250,000 by November 1, 2000 each year, plus a specified share of revenues generated from the parade.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SUBSEQUENT EVENTS

MACROMEDIA AMENDMENT

On October 26, 2000, the company amended its agreement with Macromedia, Inc. Under the amendment agreement, (i) the company wold no longer be obligated to present its animated Webisodes to Macromedia on a "first look" basis, (ii) Macromedia has reduced its participation rights in offline exploitation of these properties, and (iii) no longer has the obligation to acquire full 22 episode seasons of 7th Portal and The Accuser.


COMMON STOCK

During October and November 2000, 143,864 warrants and 37,608 stock options were exercised for a total cash consideration of $856,820.

UNSECURED PROMISSORY NOTE

On October 17, 2000 SLM executed a $150,000 sixty-day unsecured promissory note with a shareholder of the company. The note carries interest at the rate of 10% per annum and three year warrants to purchase 1,500 shares of common stock at an exercise price of $10.00 per share.

STOCK DIVIDEND

On November 1, 2000 SLM declared a 10% stock dividend on its common stock. The dividend will be payable to stockholders of record on November 13, 2000 and will be distributed on January 12, 2001.

                       STAN LEE MEDIA, INC. AND SUBSIDIARY
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY

During the first three quarters, the Company purchased $591,967 of equipment under capital leases.

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

OVERVIEW

     We are a digital entertainment studio that uses the Internet (www.stanlee.net) to launch branded content, build global communities around it, and commercialize it globally through traditional media. After launching these characters on the Internet, we immediately seek to exploit the characters in traditional media, such as animated and live action television programs, feature films, theme park simulation films, video cassettes, DVDs and publishing. We also seek to exploit these entertainment properties through traditional licensing and merchandising markets, such as video games, toys and apparel.


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

RESULTS OF OPERATIONS

     As of September 30, 2000, our company was considered to be a development stage company as it had not recognized substantial revenue from planned principal operations.

     Total revenues were $1,161,337 for the nine month period ended September 30, 2000, comprised of license fees for the delivery of webisodes to Macromedia, Inc. sales of The Backstreet Project comic books at concerts and on the Internet, and sales of certain comic book related memorabilia. Since our formation in October 1998, we have incurred substantial operating expenses to produce our branded content and expand our operations. Operating expenses for the nine month period ended September 30, 2000 were $18,478,298. Operating expenses have increased as we engaged additional personnel and incurred other expenses in producing original characters and content for delivery on the Internet and other media pursuant to existing and anticipated contractual arrangements. We expect to incur operating losses at least through 2000.

     Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Total revenues were $414,978 for the three months ended September 30, 2000 and were comprised of license fees for the delivery of webisodes to Macromedia, Inc., sales of The Backstreet Project comic books at concerts and on the Internet, and sales of certain comic book related memorabilia. There were no revenues for the comparable period in 1999 as the Company was in its early stages of development.

     Total operating expenses for the three months ended September 30, 2000 were $5,403,215 and were comprised of cost of revenue production of $830,884, development costs of $1,561,506 and general and administrative expenses of $3,014,825. Included in general and administrative expenses was $661,596 related to stock and stock option inventives pursuant to the employment agreement of our President and CEO. Operating expenses for the three months ended September 30, 1999 were $1,891,890. This increase was the product of the Company expanding operations to include more than 133 employees and consultants to produce our branded content and expand our operations.

Operating loss for the three months ended September 30, 2000 was $6,274,261 as compared to a loss of $573,241 for the three months ended September 30, 1999.

     Nine Months Ended September 30, 2000 Compared to nine Months Ended September 30, 1999.

Total revenues for the nine months ended September 30, 2000 were $1,161,337 and consisted of license fees for the delivery of webisodes to Macromedia, Inc., sales of The Backstreet Project comic books at concerts and on the Internet, and sales of certain comic book related memorabilia. There were no revenues for the comparable period in 1999 as the Company was still in its early stages of development.

     Total operating expenses for the nine months ended September 30, 2000 were $18,804,478 and were comprised of cost of revenue production of $1,760,434, development costs of $4,297,310 and general and administrative expenses of $12,420,554. Operating expenses for the nine months ended September 30, 1999 were $2,761,424 and consisted entirely of general and administrative expenses. Operating expenses have increased as we engaged additional personnel and incurred other expenses in producing original characters and content for delivery on the Internet and other media pursuant to existing and anticipated contractual arrangements.

     The operating loss for the nine months ended September 30, 2000 was $(18,804,478) as compared to an operating loss of $(2,861,587) for the nine months ended September 30, 1999. We expect to incur operating losses at least through calendar year 2000.


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

     We are in the process of launching localized versions of our website in strategic locations throughout the world. On November 1, 2000, our localized website in Mexico and Latin America was launched by FOX Kids Latin America, our partner in this region. In connection with this launch FOX Kids will be featuring our characters as televised interstitials on their cable network. We are pursuing the establishment of strategic partnerships with local operators who will contribute assets, operating infrastructure and capital to build, maintain, market and promote our Company's global branded content in their local market, and who will host and webcast local language versions of Super Hero series produced by us, repurpose such webisodes for exploitation in the local language, and jointly develop original Super Hero and comic character properties.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity and capital resources have been private placements of Note 4 to the Financial Statements (Debt), common stock and borrowings from related and non-related parties. We refer you to Note 6 to the Financial Statements (Shareholders' Equity) and Note 8 to the Financial Statements (Subsequent Events) for further descriptions of these activities. We will require additional capital financing to continue the development of our business plan. If we are unable to raise additional capital when needed, or if the terms of any such financing restricts or inhibits our ability to locate financing in the future, our business would be materially, adversely affected. There can be no assurance, however that we will be able to raise additional capital on advantageous terms, or at all. We anticipate that the cash on hand, the cash generated from operating revenues, including option payments due under a Conan movie license and advances on pending merchandise licenses, coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

     At September 30, 2000, the Company had cash and cash equivalents of $215,440, compared to cash and cash equivalents of $2,020,162 as of December 31, 1999. Net cash used in operating activities of $14,446,180 for the nine month period ended September 30, 2000, was primarily attributable to net losses, reduced by noncash charges resulting from the issuance of common stock, stock options and warrants and depreciation and amortization, and working capital changes comprised primarily of increases in accounts payable and accrued expenses (including production costs). Included in such operating expense increase are non-recurring marketing and promotional expenses associated with the Company's launch on February 29, 2000 in the amount of $1,408,511, non-cash charges of $3,150,256 related to the Company's issuance of options for services and the Company's grant of warrants of $1,397,813 in connection with financing transactions.

     Net cash used in investing activities was $5,126,224 for the nine month period ended September 30, 2000, compared to $24,179 for the fiscal year ended December 31, 1999, and consisted primarily of capital expenditures related to the purchase of property and equipment, and trademark applications.

     Net cash provided by financing activities was $17,767,683 for the nine month period ended September 30, 2000, compared to $215,150 for the fiscal year ended December 31, 1999, resulting from the net proceeds from the issuance of common stock in two private placements in February 2000 of $3,642,500, from short-term financing evidenced by unsecured promissory notes in March and April, 2000 of $800,000, less the payment of fees associated with such financings. In April 2000, net cash of $2,367,500 resulted from the issuance by the Company of Series A 6% Convertible Notes in the aggregate amount of $2,500,000, maturing April 30, 2002, less the payment of finder's fees associated with such financings. In May and June, 2000, net proceeds of $1,950,000 was obtained by the utilization of available revolving credit agreements and $480,000 resulted from short term borrowings from a related party, both of which have been repaid. In August 2000 the company netted $4,700,000 from a private placement of common stock from a strategic investor and $3,700,000 from the sale of Series B Cumulative Convertible Preferred Stock

     The Company intends to continue to invest heavily to support its growth strategy and expand its Internet production and online distribution activities. These investments include continued advertising and marketing programs designed to enhance the Company's brand name recognition with customers, expansion of its product lines, and the further development of its Website operating infrastructure. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

PURCHASE OF EQUIPMENT

     Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations and infrastructure.

CHANGES IN NUMBER OF EMPLOYEES

     As of November 10, 2000, there are 129 full-time employees, 83 of whom were in content creation and production, and product development, 14 of whom were in marketing and sales, and 32 of whom were in general and administrative functions. We believe that we have substantially completed our necessary hiring for the remainder of this year.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In September 2000, a lawsuit was brought against the Company by Cohen PR & Productions regarding certain disputed payments due in connection with the Company's launch party. The complaint seeks damages of $271,700 and unspecified punitive damages. The Company believes that it has significant defenses against this claim, and has filed a counterclaim against plaintiff.

ITEM 2. CHANGES IN SECURITIES

     On August 25, 2000, Elliott Capital Advisors, L.P. and Westgate International, L.P. each elected to convert 1,048 shares of our Series B 4% Cumulative Convertible Preferred Stock into 133,265 shares of our common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  The following exhibits are included herein:


        3.1    Articles of Incorporation. (1)

        3.2 Articles of Amendment to Articles of Incorporation Filed August 12, 1999(1)

        3.3 Articles of Amendment to Articles of Incorporation Filed November 5, 1999(1)

        3.4 Articles of Amendment to Articles of Incorporation Filed August 2, 1999(2)

        3.5    By-Laws(1)

       10.1 Securities Purchase Agreement dated as of August 1, 2000, between Elliott Associates, L.P., Westgate International, L.P., and the Company.(2)

       10.2 Registration Rights Agreement dated as of August 1, 2000, between Elliott Associates, L.P., Westgate International, L.P., and the Company.(2)

       10.3 Securities Purchase Agreement dated as of July 31, 2000, between Venture Soft Co., Ltd. and the Company.(4)

       10.4 Warrant dated as of July 31, 200, between Venture Soft Co., Ltd. and the Company.(3)

       10.5. Memorandum of Understanding, dated August 13, 2000, between the Company and Venture Soft, Co., Ltd.(4)

       10.6 Stock Purchase Agreement, dated as of August 31, 2000, among the Company and the sellers listed on the signature pages thereto.(5)

       10.7 Amendment No. 1 to Agreement, dated as of October 23, 2000, by and among Stan Lee Media, Inc., Shockwave.com, Inc. and Macromedia, Inc.(6)

       27      Financial Data Schedule

     (b) The following Current Reports on Form 8-K were filed during the quarter:

          (i) Current Report on Form 8-K, dated July 31, 2000, relating to the Company's sale of common stock to Venture Soft, Ltd.

         (ii) Current Report on Form 8-K, dated August 13, 2000, relating to the Company's execution of a binding memorandum of understanding with Venture Soft Ltd. relating to the formation of an Asian joint venture.

         (iii) Current Report on Form 8-K, dated September 12, 2000, related to the Company's acquisition of Conan Properties, Inc.


------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2) Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarterly period ended June 30, 2000.

(3) Incorporated by reference from the Company's current report on Form 8-K dated July 31, 2000.

(4) Incorporated by reference from the Company's current report on Form 8-K dated August 13, 2000.

(5) Incorporated by reference from the Company's current report on Form 8-K dated September 12, 2000.

(6) Incorporated by reference from the Company's current report on Form 8-K dated October 23.


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


Date: November 14, 2000.